Form 10-K
period 1996-12-31
LINENS N THINGS INC
filed 1997-03-31
CIK 1023052

As filed with the Securities and Exchange Commission March 31, 1997

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

[X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996

                                       Or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 (No Fee Required)

                         Commission File Number 1-12381

                              --------------------

                             Linens 'n Things, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  22-3463939
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             6 Brighton Road
           Clifton, New Jersey                                07015
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (201) 778-1300


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange
     Title of Each Class                              on Which Registered
      ----------------                               ---------------------
Common Stock, $0.01 par value                      New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X                             No
                                      ---                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of voting stock held by non-affiliates of the Registrant (for this purpose, deemed to refer to all persons and entities other than executive officers, directors and 5% or more shareholders) on March 3, 1997, based on the closing sale price on the New York Stock Exchange on such date, was approximately $278 million.

The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 3, 1997 was 19,267,758.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                Table of Contents

Form 10-K
Item No.     Name of Item                                                   Page
-------      ------------                                                   ----

                                   PART I
Item 1.      Business.....................................................    3
Item 2.      Properties...................................................   12
Item 3.      Legal Proceedings............................................   12
Item 4.      Submission of Matters to a Vote of
                 Security Holders.........................................   12

                                   PART II
Item 5.      Market for Registrant's Common Equity
                 and Related Stockholder Matters..........................   13
Item 6.      Selected Financial Data......................................   13
Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...............................................   13
Item 8.      Financial Statements and Supplementary
                 Data.....................................................   13
Item 9.      Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure...............................................   13

                                  PART III
Item 10.     Directors and Executive Officers of
                 the Registrant...........................................   14
Item 11.     Executive Compensation.......................................   14
Item 12.     Security Ownership of Certain Beneficial
                 Owners and Management....................................   14
Item 13.     Certain Relationships and Related
                 Transactions.............................................   14

                                   PART IV
Item 14.     Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K......................................   15

                                     PART I

Item 1.  Business

General

     Linens 'n Things, Inc. and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 169 stores in 34 states as of December 31, 1996. According to Home Textiles Today, Linens 'n Things was the largest specialty retailer (as measured by sales) in the home linens category in 1995. As of December 31, 1996, the Company operated 132 superstores averaging approximately 32,000 gross square feet in size and 37 smaller traditional stores averaging approximately 10,000 gross square feet in size. The Company's newest stores range between 35,000 and 40,000 gross square feet in size and are located in strip malls or power center locations. The Company's business strategy is to offer a broad assortment of high quality, brand name merchandise at everyday low prices, provide efficient customer service and maintain low operating costs.

      Linens 'n Things' extensive selection of over 25,000 SKUs in its superstores is driven by the Company's commitment to offering a broad and deep assortment of high quality, brand name "linens" (e.g., bedding, towels and pillows) and "things" (e.g., housewares and home accessories) merchandise. Brand names sold by the Company include Wamsutta, Cannon, Laura Ashley, Martex, Waverly, Royal Velvet, Braun, Krups, Calphalon and Henckel. The Company also sells an increasing amount of merchandise under its own private label (approximately 10% of sales) which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices. The Company's merchandise offering is coupled with a "won't be undersold" everyday low pricing strategy with price points substantially below regular department store prices and comparable with or below department store sale prices.

      From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format which has evolved from 20,000 gross square feet in size to its current size of 35,000 to 40,000 gross square feet, offering a broad merchandise assortment in a more visually appealing, customer friendly format. The Company's introduction of superstores has resulted in the closing or relocation of 104 of the Company's traditional stores through December 31, 1996. As a result of superstore openings and traditional store closings, the Company's gross square footage more than tripled from 1.2 million to 4.7 million between January 1991 and December 1996, although its store base only increased 20% from 141 to 169 during this period.

      As part of this strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows. In addition, as part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller assortment of "linens" and "things." The Company estimates that the "things" side of its business has increased from less than 10% of net sales in 1991 to approximately 35% in 1996.

      The Company was a wholly-owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996 when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock. Subsequent to the IPO, CVS owns approximately 32.5% of the Company's common stock, having retained 6,267,758 shares.

Executive Officers and Certain Key Personnel

     The following table sets forth information regarding the executive officers of the Company:

Name                   Age    Position
-----                  ---    -------
Norman Axelrod.         44    Chairman, Chief Executive Officer and President
James M. Tomaszewski    48    Senior Vice President, Chief Financial Officer
Steven B. Silverstein   36    Senior Vice President, General Merchandise Manager
Hugh J. Scullin         47    Senior Vice President, Store Operations

      Mr. Axelrod has been Chief Executive Officer and President of the Company since 1988 and was elected to the additional position of Chairman of the Board of Directors of the Company effective as of January, 1997. Prior to joining Linens 'n Things, Mr. Axelrod held various management positions at Bloomingdale's between 1976 to 1988 including: Buyer, Divisional Merchandise Manager, Vice President/Merchandise Manager and Senior Vice President/General Merchandise Manager. Mr. Axelrod earned his B.S. from Lehigh University and his M.B.A. from New York University.

      Mr. Tomaszewski has served as Senior Vice President, Chief Financial Officer since joining Linens 'n Things in 1994. Mr. Tomaszewski began his career with J.L. Hudsons Department Store in Detroit in 1970. In 1982, he was promoted to Vice President, Controller of Diamonds Department Store in Tempe, Arizona. In 1985, he joined Filene's Department Store as Vice President, Controller, and later that year he was promoted to Senior Vice President and Chief Financial Officer for Filene's Basement. In 1987, Mr. Tomaszewski joined Lechmere's in Boston as Senior Vice President and Chief Financial Officer. In 1992, he was promoted to Executive Vice President Retail Operations at Lechmere's and elected to Lechmere's Board of Directors. Mr. Tomaszewski has a B.S. in Finance and Economics and an M.B.A. in Finance from Wayne State University.

      Mr. Silverstein joined Linens 'n Things in 1992 as Vice President, General Merchandise Manager. Prior to joining Linens 'n Things, Mr. Silverstein was Merchandise Vice President of Home Textiles at Bloomingdales from 1985 to 1992. Mr. Silverstein has been Senior Vice President, General Merchandise Manager since 1993. He received his B.A. from Cornell University and his M.B.A. from Wharton Business School.

      Mr. Scullin joined Linens 'n Things in 1989 as Vice President, Store Operations. Mr. Scullin has been Senior Vice President, Store Operations since 1994. From 1978 to 1987, Mr. Scullin held various management positions with The Gap, Inc., including Zone Vice President at both The Gap and Banana Republic from 1984 to 1987. From 1987 to 1989, Mr. Scullin was Vice President of Stores with Alcott and Andrews. Mr. Scullin graduated from St. Joseph's University with a B.S. in Marketing Management. The following table sets forth information regarding the key managers of the Company:

Name                     Age      Position
-----                    ---      -------
William T. Giles          37      Vice President, Finance, Controller
Matthew J. Meaney         50      Vice President, Management Information Systems
Brian D. Silva            40      Vice President, Human Resources
Dominick J. Trapasso.     43      Vice President, Logistics

      Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller and was promoted to Vice President of Finance and Controller in 1994. From 1981 to 1990 , Mr. Giles was with Price Waterhouse. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

      Mr. Meaney joined Linens 'n Things in 1991 as Vice President of Management Information Services. From 1985 to 1991, Mr. Meaney was Vice President of Management Information Services for Laura Ashley, Inc. Mr. Meaney received a B.S. in Economics from St. Peter's College and an M.B.A. in Finance from Seton Hall University.

      Mr. Silva has been Vice President, Human Resources, since joining Linens 'n Things in 1995. Mr. Silva was Assistant Vice President, Human Resources at The Guardian, an insurance and financial services company, from 1986 to 1995. He holds an M.A. in Organizational Development from Columbia University and an M.A. in Human Resources Management from New York Institute of Technology. Mr. Silva received his B.A. from St. John's University.

      Mr. Trapasso has been Vice President, Logistics since joining Linens 'n Things in 1993. From 1979 to 1986, he was employed with John Wanamaker as Director, Warehouse, Distribution. From 1986 to 1993, he was Senior Vice President Distribution, Transportation at Charming Shoppes, Inc. Mr. Trapasso received his B.A. from New York University.

Business Strategy

      The Company's business strategy is to offer a broad assortment of high quality, brand name products at everyday low prices, provide efficient customer service and maintain low operating costs. Key elements of the Company's business strategy are as follows:

      Offer a Broad Assortment of Quality Name Brands at Everyday Low Prices. Linens 'n Things' merchandising strategy is to offer the largest breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at everyday low prices. The Company offers over 25,000 SKUs in its superstores across six departments, including bath, home accessories, housewares, storage, top of the bed and window treatments. The Company is one of the largest retailers of brand names, including Wamsutta, Laura Ashley, Martex, Waverly, Royal Velvet, Braun, Krups and Calphalon. The Company also sells an increasing amount of merchandise under its own private label which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices. The Company believes its prices are typically well below the non-sale prices offered by department stores and are comparable to or slightly below the sale prices offered by such stores. In addition, the Company maintains a "won't be undersold" approach which guarantees its customers prices as low as those offered by any of its competitors.

      Merchandise and sample brands offered in each major department are highlighted below:

      Department                       Items Sold                               Sample Brands
      -----------                      ----------                               -------------
 Bath                  Towels, shower curtains, waste baskets, hampers,     Fieldcrest, Martex, Royal Velvet
                       bathroom rugs and wall hardware.                     and Springmaid.

 Home Accessories      Decorative pillows, napkins,                         Dakotah, Waverly and
                       tablecloths, placemats,                              Laura Ashley.
                       lamps, gifts, picture frames
                       and framed art.

 Housewares            Cookware, cutlery, kitchen gadgets, small            Braun, Krups, Calphalon, Henckel,
                       electric appliances (such as blenders and            Mikasa, Circulon, Farberware,
                       coffee grinders), dinnerware, flatware               Black & Decker, Kitchen Aid,
                       and glassware.                                       Copco and International Silver.

 Storage               Closet-related items (such as hangers,               Rubbermaid and Closetmaid.
                       organizers and shoe racks).

 Top of the Bed        Sheets, comforters, comforter covers,                Wamsutta, Laura Ashley,
                       bedspreads, bed pillows, blankets and                Revman, Croscill, Fieldcrest,
                       mattress pads.                                       Springmaid, Royal Sateen
                                                                            and Beautyrest.

Window Treatment      Curtains, valances and window hardware.               Croscill, Graber, Bali, Waverly and
                                                                            Laura Ashley.

      Provide Efficient Customer Service and Shopping Convenience. To enhance customer satisfaction and loyalty, Linens 'n Things strives to provide prompt, knowledgeable sales assistance and enthusiastic customer service. Linens 'n Things emphasizes competitive wages, training and personnel development in order to attract and retain well-qualified, highly motivated employees committed to providing efficient customer service. Linens 'n Things also endeavors to provide more knowledgeable sales associates by providing training through various programs which include management training, daily sales associate meetings and vendor product support seminars. In addition, the Company has taken initiatives to enhance the speed of its customer service, including installing satellite transmission for credit card authorizations and upgrading its current point-of-sale ("POS") system. The customer's experience is also enhanced by the availability of sales associates who, since the transfer of inventory and receiving responsibilities from the stores to the distribution center, have redirected their focus from the backroom to the selling floor. The Company's superstore format is designed to save the customer time by having inventory visible and accessible on the selling floor for immediate purchase. The Company believes its knowledgeable sales staff and efficient customer service, together with the Company's liberal return policy, create a positive shopping experience which engenders customer loyalty.

      Maintain Low Operating Costs. A cornerstone of the Company's business strategy is its commitment to maintaining low operating costs. In addition to savings realized through sales volume efficiencies, operational efficiencies are expected to be achieved through the streamlining of the Company's centralized merchandising structure, the use of integrated management information systems and the utilization of the distribution center.

The Company believes that its significant investment in the technology of its management information systems and in its distribution center will allow the Company to grow without requiring significant additional capital contributions to its infrastructure through 1998. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K.

Growth Strategy

      New Superstore Expansion. The Company's expansion strategy is to increase market share in existing markets and to penetrate new markets in which the Company believes it can become a leading operator of home furnishings superstores. Management believes that the new markets will be primarily located in the western region of the United States in trading areas of 200,000 persons within a ten-mile radius and with demographic characteristics that match the Company's target profile. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K. The Company believes that it is well-positioned to take advantage of the continued market share gain by the superstore chains in the home furnishings sector.

      The following table sets forth information concerning the Company's expansion program during the most recent five years:

                                    Square Footage             Store Count
                                ----------------------   -----------------------
Year    Openings    Closings    Begin Year   End Year    Begin Year     End Year
----    --------    --------     ---------   --------    ---------      --------
1992       22         21          1,350       1,633        143            144
1993       20         21          1,633       2,078        144            143
1994       29         27          2,078       2,865        143            145
1995       28         18          2,865       3,691        145            155
1996       36         22          3,691       4,727        155            169

      Linens 'n Things focuses on opening new superstores in areas where it believes it can become a leading retailer of home-related products. The Company's goal is to enter two to three new markets a year through its expansion efforts. Markets for new superstores are selected on the basis of demographic factors, such as income, population and number of households. The Company's stores are located predominantly in power strip centers and, to a lesser extent, in malls and as stand-alone stores.

      The Company believes that its current management infrastructure and management information systems, together with its new distribution center, are capable of supporting planned expansion through 1998. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K.

      Increase Productivity of Existing Store Base. The Company is committed to increasing its net sales per square foot, inventory turnover ratio and return on invested capital. The Company believes the following initiatives will allow it to achieve these goals:

          Enhance Merchandise Mix and Presentation. The Company continues to explore opportunities to increase sales in its "things" merchandise without sacrificing market share or customer image in the "linens" side of the business. The Company's long-term goal is to increase the sales of the "things" merchandise to approximately 50% of net sales as part of its strategic initiative to capitalize on customer demand for one-stop shopping. The Company expects this shift to positively impact net sales per square foot, the average net sale per customer and inventory turnover since "things" merchandise tends to be more impulse driven merchandise as compared to the "linens" portion of the business. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K. In addition, most "things" merchandise is higher margin than "linens" products. The Company plans to regularly introduce new products which it expects will increase sales and generate additional customer traffic.

          In addition, the Company intends to continue improving its merchandising presentation techniques, space planning and store layout to further improve the productivity of its existing and future superstore locations. The Company periodically restyles its stores to incorporate new offerings and realign its store space with its growth segments. The Company expects that the addition of in-store customer services, such as a bridal registry service, will further improve its store productivity. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K.

            Increase Operating Efficiencies. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including a distribution center and a management information system, which it believes will allow it to maintain low operating costs as it pursues its superstore expansion strategy. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K. In July 1995, the Company began full operation of its 275,000 square foot distribution center in Greensboro, North Carolina. By the end of 1996, approximately 80% of merchandise was received at the distribution center, as compared to approximately 20% of merchandise received at the Company's distribution center in 1995. Management believes that the increased utilization of the distribution center will result in lower average freight costs, more efficient scheduling of inventory shipments to the stores, improved inventory turnover, better in-stock positions and improved information flow. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K. The Company believes that the transfer of inventory receiving responsibilities from the stores to the distribution center allows the store sales associates to redirect their focus to the sales floor, thereby increasing the level of customer service. The warehouse portion of the distribution center provides the
      Company flexibility to manage safety stock and take advantage of opportunistic purchases. The Company's ability to effectively manage its inventory is also enhanced by a centralized merchandising management team and its MIS system which allows the Company to more accurately monitor and better balance inventory levels and improve in-stock positions in its stores.

            Continue Conversion of Store Base to Superstore Format. As of December 31, 1996, the Company operated 132 superstores, representing 78% of its total stores, and 37 traditional stores. The Company plans to close or relocate approximately 13 of the 37 traditional stores by the end of 1997. Although the remaining traditional stores are currently profitable, the Company's long-term plans include closing most of the remaining traditional stores as opportunities arise.

Industry

      According to U.S. Department of Commerce data, total industry sales of products sold in the Company's stores, which primarily includes home textiles, housewares and decorative furnishings categories, were estimated to be over $60 billion in 1995. The market for home furnishings is fragmented and highly competitive. Specialty superstores are the fastest growing channel of distribution in this market. In 1996, the Company estimates that the three largest specialty superstore retailers of fashion home textiles (including the Company) had aggregate sales representing less than 3% of the industry's total unit sales.

      The Company competes with many different types of retailers that sell many or most of the items sold by the Company, including department stores, mass merchandisers, specialty retail stores and other retailers. Linens 'n Things generally classifies its competition within one of the following categories:

      Department Stores: This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co., Dillard Department Stores, Inc. and the department store chains operated by Federated
Department Stores, Inc. and The May Department Store Company. These retailers offer brand-name merchandise as well as their own private label furnishings in a high service environment. Department stores also offer certain designer merchandise, such as Ralph Lauren, which is not generally distributed through the specialty and mass merchandise distribution channels. In general, the department stores offer a more limited selection of merchandise than the Company. The prices offered by department stores during off-sale periods are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

      Mass Merchandisers: This category includes companies such as Wal-Mart Stores, Inc., the Target Stores division of Dayton Hudson Corporation and Kmart Corporation. Fashion home furnishings represent only a small portion of the total merchandise sales in these stores and reflect a significantly more limited selection with fewer high quality name brands and lower quality merchandise at lower price points than specialty stores or department stores. In addition, these mass merchandisers typically have more limited customer services staffs than the Company.

      Specialty Stores/Retailers: This category includes large format home furnishings retailers most similar to Linens 'n Things, including Bed Bath & Beyond Inc., Home Place and Strouds, Inc. and smaller niche retailers such as Crate & Barrel, Lechters, Inc. and Williams-Sonoma, Inc. The Company estimates that large format stores range in size from approximately 30,000 to 50,000 gross square feet and offer a home furnishings merchandise selection of approximately 20,000 to 30,000 SKUs. The Company believes that these retailers have similar pricing on comparable brand name merchandise and that they compete by attempting to develop loyal customers and increase customer traffic by providing a single outlet to satisfy all the customer's household needs. The niche retailers are typically smaller in size than the large format superstores and offer a highly focused and broad assortment within a specific niche. The prices offered by niche retailers are often higher than the large format superstores and most do not maintain an everyday low price strategy.

      Other Retailers: This category includes mail order retailers, such as Spiegel Inc. and Domestications, off-price retailers, such as the T.J. Maxx and Marshall's divisions of the TJX Companies, Inc. and local "mom and pop" retail stores. Both mail order retailers and smaller local retailers generally offer a more limited selection of brand name merchandise at prices which tend to be higher than those of the Company. Off-price retailers typically offer close-out or out of season brand name merchandise at competitive prices.

 Merchandising

      The Company offers quality home textiles, housewares and home accessories at everyday low prices. The Company's strategy consists of a commitment to offer a breadth and depth of selection and to create merchandise presentation that makes it easy to shop in a visually pleasing environment. The stores feature a "racetrack" layout, enabling the customer to visualize and purchase fully coordinated and accessorized ensembles. Seasonal merchandise is featured at the front of every store to create variety and excitement and to capitalize on key selling seasons including back-to-school and holiday events.

      The Company's extensive merchandise offering of over 25,000 SKUs enables its customers to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the customer's impression of a dominant assortment of merchandise in an easy to shop environment. The Company's broad and deep merchandise offering is coupled with everyday low prices that are substantially below regular department store prices and comparable with or slightly below department store sale prices. The Company has adopted a "won't be undersold" approach and believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of this policy. This is an important factor in establishing its reputation as a price leader and in helping to build customer loyalty. In addition, the Company offers, on a regular basis, "special" purchases which it obtains primarily through opportunistic purchasing to enhance its high value perception among its customers.

Customer Service

      Linens 'n Things treats every customer as a guest. The Company's philosophy supports enhancing the guest's entire shopping experience and believes that all elements of service differentiate it from the competition. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and vendor supported training seminars. This philosophy is designed to encourage guest loyalty as well as continually develop knowledgeable Company associates. The entire store team is hired and trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been augmented by the transfer of inventory receiving responsibilities from the stores, allowing sales associates to focus on the sales floor. Sophisticated management systems which provide efficient customer service and liberal return procedures are geared toward making each guest's final impression of visiting a store a convenient, efficient and pleasant experience.

Advertising

      Advertising programs are focused on building and strengthening the Linens 'n Things superstore concept and image. Because of the Company's commitment to everyday low prices, advertising vehicles are aggressively used in positioning the Company among new and existing customers by communicating price, value and breadth and depth of selection, with a "won't be undersold" approach. The
Company focuses its advertising programs during key selling seasons such as back-to-school and holidays.

      The Company primarily uses full color inserts in newspapers to reach its customers. In addition, the Company periodically advertises on television and radio during peak seasonal periods or for promotional events. Grand opening promotional events are used to support new stores, with more emphasis placed on those located in new markets.

Purchasing and Suppliers

      The merchandising mix for each store is selected by the central buying staff in consultation with district store managers. The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 15% of the Company's total purchases in 1996. In 1996, the Company purchased a significant number of products from other key suppliers. Due to its breadth of selection, the Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms. In 1996, approximately 95% of the Company's merchandise was purchased in the United States.

Distribution

      The Company operates a 275,000 square foot distribution center in Greensboro, North Carolina. The Company began full operation of the distribution center in 1995. Management believes that the utilization of the centralized distribution center will result in lower average freight expense, more timely control of inventory shipments to stores, improved inventory turnover, better in-stock positions and improved information flow. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K. In addition, transferring inventory receiving responsibilities from the stores to the distribution center allows the sales associates to direct their focus to the sales floor, thereby increasing the level of customer service. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

      The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to the majority of its suppliers. By the end of 1996, the Company received approximately 80% of its total inventory through the distribution center. The balance of the Company's merchandise is directly shipped to individual stores. The Company plans to continue efforts to ship as much merchandise through the distribution center as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of Electronic Data Interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources.

      As of December 31, 1996, the distribution center was utilized at approximately 50% of capacity. Management estimates that the existing distribution center can support the Company's growth for the next few years. See information and discussion under "Forward-Looking Statements" included under "Management's Discussion and Analysis of Financial Condition" included as part of this Form 10-K.

Management Information Systems

      Over the last three years, the Company has made significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Linens 'n Things has installed a customized IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. The Company utilizes POS terminals with price look-up capabilities for both inventory and sales transactions on a SKU basis which the Company is currently in the process of upgrading. Information obtained daily by the system results in automatic inventory replenishment in response to specific requirements of each superstore.

      The Company believes its management information systems have fully integrated the Company's stores, distribution and home office. The Company continually evaluates and upgrades its management information systems on a regular basis to enhance the quantity, quality and timeliness of information available to management.

Store Management and Operations

      In general, each superstore is staffed with one General Manager, two to four Merchandise Managers and one Receiving Manager. The General Manager reports to a District Manager who in turn reports to one of three Zone Vice Presidents. Each Zone Vice President reports to the Senior Vice President of Store Operations.

      The Company places a strong emphasis on its people, their development and opportunity for advancement, particularly at the store level. The Company's commitment to maintaining a high internal promotion rate is best exemplified through the practice of opening each new store with a seasoned management crew, who participate in training at an existing store immediately prior to the new opening. As a result, the vast majority of General Managers opening a new store have significant experience at the Company. Additionally, the structured management training program requires each new associate to learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning, complemented at the associate level through daily product knowledge seminars and structured register training materials and proficiencies. The Company believes that its policy of promoting from within the Company, as well as the opportunities for advancement generated by its ongoing store expansion program, serve as incentives to attract and retain quality individuals which, the Company believes, results in lower turnover.

      Linens 'n Things stores are open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

Inflation and Seasonality

      The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

      The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and substantially all of its net income for the year during the third and fourth quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Employees

      As of December 1996, the Company employed approximately 6,800 people of whom approximately 3,300 were full-time employees and 3,500 were part-time employees. None of the Company's employees are represented by unions, and the Company believes that its relationship with its employees is good.

Competition

      The Company believes that although it will continue to face competition from retailers in all four of the categories referred to in "Business--Industry," its most significant competition is from the large format specialty stores. The home textiles industry is becoming increasingly competitive as several specialty retailers are in the process of expanding into new markets. In addition, as the Company expands into new markets, it will face new competitors. The visibility of the Company may encourage additional competitors or may encourage existing competitors to imitate the Company's format and methods. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices in order to remain competitive.

      The Company believes that the ability to compete successfully in its markets is determined by several factors, including price, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, customer service and superior store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

Trade Names and Service Marks

      The Company uses the "Linens 'n Things" name as a trade name and as a service mark in connection with retail services. The Company has registered the "Linens 'n Things" logo as a service mark with the United States Patent and Trademark Office. Management believes that the name Linens 'n Things is an important element of the Company's business.

Item 2.  Properties

      As of December 31, 1996 the Company operated 169 retail stores in 34 states. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 5 to 20 years and certain of the leases provide for renewal options that range from 5 to 15 years at increased rents. Certain of the leases provide for scheduled rent increases and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). Prior to the Company's IPO in November 1996, CVS acted as guarantor on substantially all of the Company's store leases. Following the IPO, although CVS will continue to guarantee the Company's current store leases where CVS has guaranteed such leases in the past (including extensions and renewals relating to certain of such leases), CVS will no longer enter into commitments to guarantee future leases on behalf of the Company.

      The Company owns its 275,000 square foot distribution center in North Carolina. The Company leases its 59,000 square foot corporate office in Clifton, New Jersey.

      The table below sets forth the number of stores located in each state as of December 31, 1996:

State           Number of Stores            State              Number of Stores
-----            ---------------            -----               ---------------
Arizona                 2                   Nevada                     2
Arkansas                1                   New Jersey                12
California             19                   New York                   8
Colorado                3                   North Carolina             9
Connecticut             8                   Ohio                       3
Florida                16                   Oklahoma                   1
Georgia                 7                   Oregon                     1
Illinois               12                   Pennsylvania               4
Indiana                 1                   Rhode Island               1
Louisiana               1                   Tennessee                  5
Maine                   1                   Texas                     14
Maryland                3                   Utah                       1
Massachusetts           6                   Vermont                    1
Michigan                2                   Virginia                  13
Minnesota               6                   Washington                 1
Missouri                2                   Washington D.C.            1
Nebraska                1                   Wisconsin                  1

Item 3.  Legal Proceedings

      There are no material legal proceedings against the Company. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      Linens 'n Things common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At December 31, 1996 there were approximately 2,000 shareholders of record. The high and low trading price of the Company's stock, beginning November 26, 1996, the date of the IPO, through December 31, 1996 is as follows:

                                                      High              Low
                                                      ----              ----
      Fourth Quarter (from November 26, 1996)        19 3/4           15 1/8


      The Company paid no dividends on its common stock in fiscal 1996. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the revolving credit facility prohibits the payment of cash dividends by the Company.

Item 6.  Selected Financial Data.

         The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 17 of the Company's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this Item is incorporated by reference to pages 11 through 14 of the Company's 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements required by this Item are incorporated by reference to pages 16 and 18 through 30 of the Company's 1996 Annual Report to Shareholders. These financial statements are indexed under Item 14(a)(1). See also the financial statement schedule that is included herein and is indexed under Item 14(a)(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         There were no disagreements between the Company and its independent public accountants on matters of accounting principles or practices.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement for the Company's 1997 Annual Meeting of Shareholders under the heading "Election of One Director."

         The  information   required  by  this  Item  concerning  the  Company's
executive officers is incorporated by reference to Part I, Item 1, "Business - Executive Officers and Certain Key Personnel."

         The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 1997 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Reporting Compliance."

Item 11.  Executive Compensation.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the headings "Director Compensation - Attendance; Committees" and "Executive Compensation" other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the heading "Beneficial Ownership of Common Stock."

Item 13.  Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the heading "Certain Transactions with Related Parties."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this Report.

1.    Financial Statements:

      The  following  Financial   Statements  of  Linens  'n  Things,  Inc.  are
incorporated by reference to the Company's 1996 Annual Report to Shareholders:

                                                          Pages in Annual Report
                                                             to Shareholders
                                                           ---------------------
Independent Auditors' Report ..........................            16

Consolidated Statements of Operations -
      for the fiscal years ended
      December 31, 1996, 1995 and 1994 ................            18

Consolidated Balance Sheets -
      as of December 31, 1996 and 1995 ................            19

Consolidated Statements of Shareholders' Equity -
      for the fiscal years ended
      December 31, 1996, 1995 and 1994 .................           19

Consolidated Statements of Cash Flows -
      for the fiscal years ended
      December 31, 1996, 1995 and 1994 .................           20

Notes to Consolidated Financial Statements .............     21 through 30

2.    Schedules:

      The supplementary income statement schedule is included in this Report.

3.    Exhibits:

      The Exhibits on the accompanying Exhibit Index immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

                                                                      Schedule 1

                     Linens 'n Things, Inc. and Subsidiaries
                   Supplementary Income Statement Information
                                  ($ in 000's)

                             Year Ended                 Year Ended             Year Ended

      Item                December 31, 1996          December 31, 1995      December 31, 1994
      ----                ----------------           ----------------       ----------------
Advertising Costs              $19,743                    $16,950                $12,172
                               =======                    =======                =======

                                  EXHIBIT INDEX


   Exhibit
   Number      Description
   -------     ----------

     3.1       Certificate of Incorporation of the Registrant1

     3.2       Amended and Restated Certificate of Incorporation1

     3.3       By-Laws of the Registrant1

       4       Specimen Certificate of Common Stock1

    10.1 Transitional Services Agreement between the Registrant and CVS Corporation1

    10.2       Stockholder Agreement between the Registrant and CVS
               Corporation1

    10.3       Tax Disaffiliation Agreement between the Registrant and CVS
               Corporation1

    10.4       Subordinated Note between Registrant and CVS1
    10.5       Credit Facility1

    10.6       Employment Agreement between Norman Axelrod and the
               Registrant1*

    10.7 Employment Agreement between James M. Tomaszewski and the Registrant1*

    10.8       Employment Agreement between Steven B. Silverstein and the
               Registrant1*

    10.9       Employment Agreement between Hugh J. Scullin and the
               Registrant1*

   10.10       1996 Incentive Compensation Plan1*

   10.11       1996 Non-Employee Director Stock Plan1*

      11       Computation of Net Income (Loss) Per Common Share2

      12       Computation of Ratio of Earnings to Fixed Charges2

      21       List of Subsidiaries2

      27       Financial Data Schedule (filed electronically with SEC only)2

---------------
1 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

2     Filed with this Form 10-K.

*     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K:

      No Current Reports on Form 8-K were filed by the Company during the last fiscal quarter of fiscal 1996. With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, and 8 of Part II and Item 14 of Part IV of this Annual Report, the Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Linens 'n Things, Inc.
                                      (Registrant)

                                      By:/S/ NORMAN AXELROD
                                         ---------------------------------------
                                          Norman Axelrod
                                          Chairman, Chief Executive Officer
                                             and President

Dated:  March 25, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

           Signature                                Title                             Date
           ---------                                ----                              ----
       /S/ NORMAN AXELROD                Chairman, Chief Executive                 March 25, 1997
--------------------------------           Officer and President
         Norman Axelrod

     /s/ CHARLES C. CONAWAY              Director                                  March 27, 1997
--------------------------------
      Charles C. Conaway

    /s/ STANLEY P. GOLDSTEIN             Director                                  March 27, 1997
--------------------------------
     Stanley P. Goldstein

      /s/ PHILIP E. BEEKMAN              Director                                  March 28, 1997
--------------------------------
       Philip E. Beekman

    /s/ JAMES M. TOMASZEWSKI             Senior Vice President,                    March 25, 1997
--------------------------------           Chief Financial Officer
     James M. Tomaszewski                  (Principal Financial Officer)


      /s/ WILLIAM T. GILES               Vice President, Finance,                  March 25, 1997
--------------------------------           Controller
       William T. Giles                    (Principal Accounting Officer)