Form 10-Q
period 1996-03-29
LINENS N THINGS INC
filed 1997-05-13
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 29, 1997

                         Commission File Number 1-12381


                             Linens 'n Things, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                             22-3463939
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification Number)



      6 Brighton Road, Clifton, New Jersey                 07015
      (Address of principal executive offices)           (Zip Code)


                                 (201) 778-1300
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes   X          No



Number of shares outstanding of the issuer's Common Stock:

            Class                                   Outstanding at May 8, 1997

 Common Stock, $0.01 par value                              19,267,758

                                      INDEX


Part I. - Financial Information                                      Page No.
                                                                     -------


     Consolidated Statements of Operations for the
        Thirteen Weeks Ended March 29, 1997 and March 30, 1996            3


     Consolidated Balance Sheets as of
        March 29, 1997, December 31, 1996 and March 30, 1996              4


     Consolidated Statements of Cash Flows for the
       Thirteen Weeks Ended March 29, 1997 and March 30, 1996             5


     Notes to Consolidated Financial Statements                         6-7


     Independent Auditors' Review Report                                   8

     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9-11



Part II. - Other Information                                             12

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           Thirteen Weeks Ended
                                                                          March 29,         March 30,
                                                                             1997              1996
                                                                       ---------------- -----------
                                                                                 (Unaudited)
Net sales                                                             $      179,911    $     138,167
Cost of sales, including buying and warehousing costs                        111,596           87,669
                                                                      --------------    -------------
Gross profit                                                                  68,315           50,498
                                                                      --------------    -------------

Selling, general and administrative expenses                                  67,371           51,509
                                                                      --------------    -------------

Operating profit (loss)                                                          944           (1,011)

Interest expense, net                                                            336            2,082
                                                                      --------------    -------------

Income (loss) before provision for
  income taxes                                                                   608           (3,093)

Provision for (benefit from) income taxes                                        256           (1,307)
                                                                      --------------    --------------

Net income (loss)                                                     $          352    $      (1,786)
                                                                      ==============    ==============

Per share of common stock:

Net income (loss)                                                     $         0.02    $       (0.09)
                                                                      --------------    --------------

Weighted average shares outstanding                                           19,706           19,268








          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            As of March 29, 1997, December 31,1996 and March 30, 1996
                      (in thousands, except per share data)

                                                             March 29,      December 31,          March 30,
                                                                 1997               1996             1996
                                                            ----------      ------------          ---------
                                                            (Unaudited)                           (Unaudited)
Assets
   Current assets:
     Cash and cash equivalents                              $     3,048         $  26,914       $     4,251
     Accounts receivable, net                                    15,738            17,384             9,633
     Inventories                                                202,166           202,134           180,348
      Prepaid expenses and other current assets                   9,785            10,360            10,755
                                                            -----------         ---------       -----------
   Total current assets                                         230,737           256,792           204,987
                                                            -----------         ---------       -----------
     Property and equipment, net                                137,862           138,508           111,111
     Goodwill, net of accumulated amortization
       of $5,028 at March 29, 1997
       $4,814 at December 31, 1996
       and $4,178 at March 30, 1996                              22,163            22,376            23,013
     Deferred charges and other noncurrent assets, net            6,117             6,281             6,433
                                                            -----------         ---------       -----------
   Total assets                                             $   396,879         $ 423,957       $   345,544
                                                            -----------         ---------       -----------

Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                       $    67,971         $  92,529       $    69,427
     Accrued expenses and other current liabilities              43,345            53,207            28,706
     Short-term debt                                              5,720                --                --
     Due to related parties                                          --                --           159,854
                                                            -----------         ---------       -----------
   Total current liabilities                                    117,036           145,736           257,987
     Long-term note                                              13,500            13,500                --
     Deferred income taxes and other long-term
     liabilities                                                 16,264            14,994            12,666


   Shareholders' equity:
     Preferred stock, $.01 par value;
       1,000,000 shares authorized;
       none issued and outstanding                                   --                --                --

     Common stock, $.01 par value;
       60,000,000 shares authorized;
       19,267,758 issued and outstanding at
       March 29, 1997 and December 31, 1996                         193               193                --
     Additional paid-in capital                                 200,189           200,189            42,372
     Retained earnings                                           49,697            49,345            32,519
                                                            -----------         ---------       -----------
   Total shareholders' equity                                   250,079           249,727            74,891
                                                            -----------         ---------       -----------
Total liabilities and shareholders' equity                  $   396,879         $ 423,957         $ 345,544
                                                            -----------         ---------         ---------


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Thirteen Weeks Ended
                                                                  March 29,             March 30,
                                                                      1997                  1996
                                                                  -------------         --------
                                                                              (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                          $        352            $    (1,786)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:

         Depreciation and amortization                                 4,264                  3,538
         Deferred income taxes                                           450                  1,559
         Loss on disposal of assets                                      634                    172
         Changes in assets and liabilities:
              Decrease in accounts receivable                          1,646                  4,322
              Increase in inventories                                    (32)                (3,455)
              Decrease in prepaid expenses
                and other current assets                               1,099                    814
              Increase in deferred charges
                and other noncurrent assets                               --                     (3)
              Decrease in accounts payable                           (19,241)               (13,556)
              Decrease in accrued expenses
                and other liabilities                                 (3,161)               (12,584)
                                                                -------------           ------------
     Net cash used in operating activities                           (13,989)               (20,979)
                                                                -------------           ------------

Cash flows from investing activities:
     Additions to property and equipment                              (3,875)                (6,889)
                                                                -------------           ------------

Cash flows from financing activities:
     Increase in due to related parties                                   --                 41,202
     Proceeds from issuance of short-term debt                         5,720                    --
     Decrease in book overdrafts                                     (11,722)               (13,305)
                                                                -------------           ------------
     Net cash (used in) provided by financing activities              (6,002)                27,897
                                                                -------------           -----------
     Net (decrease) increase in cash and cash equivalents            (23,866)                    29
     Cash and cash equivalents at beginning of year                   26,914                  4,222
                                                                ------------            -----------
Cash and cash equivalents at end of period                      $      3,048            $     4,251
                                                                ------------            -----------


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business

Linens 'n Things, Inc. (formerly Bloomington, MN., L.T., Inc.) and subsidiaries (collectively the "Company") operated 165 stores, including 132 superstores, in 34 states across the United States as of March 29, 1997. The Company's superstores average 33,000 square feet while traditional stores average 10,000 square feet. The Company's newest superstores range between 35,000 and 40,000 gross square feet in size. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.


2.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1996 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 1997 and March 30, 1996 and the results of operations and cash flows for the respective thirteen weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The December 31, 1996 Consolidated Balance Sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.


3.  Initial Public Offering

The Company was a wholly-owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock. Subsequent to the IPO, CVS owned approximately 32.5% of the Company's outstanding common stock, having retained 6,267,758 shares.

During 1996, CVS acquired 100 shares of common stock of Linens 'n Things Center, Inc. ("LNT Center"), a newly formed California corporation, for $130,010,000. In June, 1996, CVS contributed all outstanding shares of common stock of Bloomington, MN., L.T., Inc. to LNT Center. In addition, CVS made a capital contribution of $28,000,000 to LNT Center during October, 1996. Subsequently, CVS contributed all outstanding shares of common stock of LNT Center to Linens 'n Things, Inc., a newly formed Delaware corporation. The accompanying consolidated financial statements are presented as if Linens 'n Things, Inc. had existed and owned LNT Center and Bloomington, MN., L.T., Inc. throughout 1996.

Immediately prior to the consummation of the IPO, the authorized capital stock of the Company was changed from 100 shares of common stock, par value $.01 per share, to 60 million shares of common stock, par value $.01 per share, and each issued and outstanding share of common stock was converted into 192,677.58 shares of common stock.


4.  Short-Term Borrowing Arrangements

Prior to the IPO, all financing was provided to the Company by CVS. Interest rates charged on borrowings from CVS were based on CVS' commercial paper borrowing rates. In connection with the IPO, the Company repaid all indebtedness to CVS and entered into a three-year, $125.0 million senior revolving credit facility agreement (the "Credit Agreement"). The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement. As of March 29, 1997, the Company was in compliance with all terms and conditions of the Credit Agreement. On March 29, 1997, the Company had borrowings under the Credit Agreement of $720,000.




                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Credit Agreement allows for $10.0 million in borrowings from uncommitted lines outside of the Credit Agreement. As of March 29, 1997, the Company had $5.0 million in borrowings against the uncommitted lines of credit. The average borrowing rate for the first quarter ended March 29, 1997 was 5.78%.


5.  Long-Term Note

In conjunction with the IPO, the Company issued a four-year, $13.5 million subordinated note (the "Note") to CVS. The Note contains no principal amortization prior to maturity in December 2000, and requires quarterly interest payments at the 90-day LIBOR rate plus the applicable spread under the Credit Agreement described above. The Note also provides for forgiveness by CVS, at varying amounts, based upon the proceeds from any sales of the Company's common stock by CVS together with the market value of the common stock which CVS continues to own at December 31, 1997. The average borrowing rate on the Note for the first quarter ended March 29, 1997 was 6.8%.


6.  Recent Accounting Pronouncement

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. SFAS No. 128 simplifies the standards for computing earnings per share, and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires the presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. The Company does not believe the adoption of SFAS No. 128 in fiscal 1997 will have a significant impact on the Company's reported earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of prior period earnings per share presented.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of March 29, 1997 and March 30, 1996, and the related consolidated statements of operations and cash flows for the thirteen-week periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of December 31,1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4,1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                      /S/ KPMG PEAT MARWICK LLP

New York, New York
April 15, 1997

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended March 29, 1997 Compared to Thirteen Weeks Ended March 30, 1996

         During the thirteen weeks ended March 29, 1997, the Company opened one superstore and closed five stores, as compared to opening three superstores and closing ten stores in the thirteen weeks ended March 30, 1996. At March 29, 1997, the Company operated 165 stores, of which 132 were superstores, as compared to 148 stores, of which 102 were superstores, at March 30, 1996. Store square footage increased 28% to 4,696,000 at March 29, 1997 from 3,680,000 at March 30, 1996.

         Net sales increased 30.2% to $179.9 million for the thirteen weeks ended March 29, 1997, compared to $138.2 million for the same period last year, primarily as a result of new store openings since March 30, 1996. Comparable store net sales for the thirteen weeks ended March 29, 1997 increased 7.7% at the Company's superstore locations and 5.7% for the Company as a whole. Traditional store net sales were less than 10% of total net sales during the thirteen weeks ended March 29, 1997, and will continue to represent a declining percentage of total net sales throughout the year as more superstores are opened and traditional stores are closed. The Company's average net sales per superstore were $5.6 million for the fifty-two weeks ended March 29, 1997, up from $5.2 million for the same period in 1996. For the fifty-two weeks ended March 29, 1997 average superstore net sales per square foot increased to $173 from $171 in the prior fifty-two week period. Comparable store net sales increased in key product categories of the Company's business and across all major markets. Net sales for the thirteen weeks ended March 29, 1997 reflect the entire Easter selling season, and a milder winter as compared to the same period in 1996. In 1996, the final week of the Easter selling season fell in the second quarter.

         For the thirteen weeks ended March 29, 1997, while both the "linens" and "things" sides of the business experienced comparable store net sales gains, "things" continued to grow at a faster pace than "linens." For the thirteen weeks ended March 29, 1997, net sales of "things" merchandise increased approximately 45% over the same period in the prior year, while net sales of "linens" merchandise increased approximately 24% for the same period. The increase in net sales of "things" merchandise primarily resulted from the growth in the number of superstore locations which carry a larger line of "things" products as well as the overall expansion of the product categories in existing stores.

         Gross profit for the thirteen weeks ended March 29, 1997 was $68.3 million, or 38.0% of net sales, compared to $50.5 million, or 36.6% of net sales, in the same period during 1996. The improvements in gross profit were due primarily to lower clearance markdowns, improved margins due to the shift in the merchandise mix towards "things" and lower freight costs as a result of increased utilization of the Company's distribution center during the thirteen weeks ended March 29, 1997 compared to the prior year period. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results. The gross margin for "things" merchandise was slightly higher than the gross margin for "linens" merchandise for the first thirteen week periods in both 1997 and 1996.

         Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended March 29, 1997 were $67.4 million, or 37.5% of net sales, compared to $51.5 million, or 37.3% of net sales in the corresponding period during 1996. During the thirteen weeks ended March 30, 1996, the Company recorded a $0.5 million insurance recovery gain associated with damages to one of its stores caused by severe winter conditions. Excluding this gain, SG&A as a percentage of net sales would have shown an improvement of 20 basis points (37.5% for the thirteen weeks ended March 29, 1997 compared to 37.7% for the same period in the prior year). This improvement is primarily attributable to the sales volume increasing faster than increases in SG&A during the thirteen weeks ended March 29, 1997 compared to the prior year period (excluding the insurance recovery gain).

         Operating profit for the thirteen weeks ended March 29, 1997 increased to $0.9 million, or 0.5% of net sales, compared to a loss of $1.0 million, or (0.7%) of net sales, during the same period in 1996.

         Net interest expense (including commitment fees in connection with the $125 million Credit Agreement) for the thirteen weeks ended March 29, 1997 was $336,000 compared to $2.1 million for the thirteen weeks ended March 30, 1996. The reduction in net interest expense is due to a reduction in net average borrowings, which were $7.9 million in the thirteen weeks ended March 29, 1997 as compared to $145.0 million in the same period in 1996. The reduction in net average borrowings is a result of the capital contributions from CVS of $158.0 million in 1996 prior to the IPO and improved operating performance. See "-- Liquidity and Capital Resources."

         The Company's income tax expense for the thirteen weeks ended March 29, 1997 was $256,000, as compared to a benefit of $1.3 million during the same period in 1996.

         Net income for the thirteen weeks ended March 29, 1997 increased to $352,000, or $0.02 per share, compared to a net loss of $1.8 million, or ($0.09) per share, during the same period in 1996.

Liquidity and Capital Resources

         The Company's capital requirements have been used primarily for capital investment in new stores, new store inventory purchases and seasonal working capital. The capital requirements and working capital needs have been funded through a combination of internally generated cash from operations, credit extended by suppliers and borrowings from CVS.

         Net cash used in operating activities for the first quarter of 1997 was $14.0 million compared to $21.0 million for the same period last year. The decrease in cash used during the first quarter of 1997 was due to a $2.1 million increase in profitability and only a slight increase in inventory due to an improved inventory turnover rate compared to the first quarter of 1996. The decrease was also due to a smaller reduction in current liabilities caused by the timing of vendor payments.

         Net cash used in investing activities during the first quarter of 1997 was $3.9 million compared to $6.9 million in the same period last year. The decrease from the first quarter of 1996 is associated with the timing of the Company's new store openings.

         Net cash used in financing activities during the first quarter of 1997 was $6.0 million compared to net cash provided by financing activities of $27.9 million for the same period last year. Net cash used during the first quarter of 1997 was primarily the result of the timing of the settlement of vendor payments offset by borrowings of $5.7 million. Net cash provided during the first quarter of 1996 was primarily the result of CVS's funding of the Company's increased working capital needs.

         The Company has available a $125 million three-year senior revolving credit facility. Management believes that the Company's cash flow from operations and the revolving credit facility will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next three years. Through December 31, 1996, the Company had not borrowed against this facility. For more discussion, see "Notes to Consolidated Financial Statements."

Inflation

         The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

Seasonality

         The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and substantially all of its net income for the year during the third and fourth quarters, with a majority of net sales and net income for such quarters realized in the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Forward Looking Statements

         This Quarterly Report to Shareholders contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by use of forward-looking terminology such as "expect", "believe", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store competition and acceptance of product offerings and fashions and, in each case, actual results may differ materially from such forward-looking information. Certain factors that may cause actual results to differ from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 25, 1996 as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

 PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


(a)       EXHIBIT INDEX

 Exhibit
 Number    Description


     11    Computation of Net Income (Loss) Per Common Share
     15    Letter re Unaudited Interim Financial Information
     27    Financial   Data  Schedule   (filed electronically with SEC only)



 (b)     Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the three month period ended March 29, 1997.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Linens 'n Things, Inc.
                                       (Registrant)





                                  James M. Tomaszewski
                                  Senior Vice President, Chief Financial Officer





Date:   May 12, 1997