Form 10-Q
period 1997-06-28
LINENS N THINGS INC
filed 1997-08-08
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 28, 1997

                         Commission File Number 1-12381


                             Linens 'n Things, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                 22-3463939
  -----------------------------------------------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)



      6 Brighton Road, Clifton, New Jersey                        07015
   ---------------------------------------                     -----------
   (Address of principal executive offices)                     (Zip Code)


                                 (973) 778-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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
                                                            ---


Number of shares outstanding of the issuer's Common Stock:

                      Class                      Outstanding at August 5, 1997
         -----------------------------           -----------------------------
         Common Stock, $0.01 par value                     19,308,262

                                      INDEX


Part I. - Financial Information                                     Page No.
                                                                    --------


     Consolidated Statements of Operations for the
        Thirteen Weeks and Twenty-Six Weeks
          Ended June 28, 1997 and June 29, 1996                           3


     Consolidated Balance Sheets as of
        June 28, 1997, December 31, 1996 and June 29, 1996                4


     Consolidated Statements of Cash Flows for the
       Twenty-Six Weeks Ended June 28, 1997 and June 29, 1996             5


     Notes to Consolidated Financial Statements                         6-7

     Independent Auditors' Review Report                                  8

     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9-12



Part II. - Other Information                                             13

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                                -------------------------------    ------------------------------
                                                                  June 28,         June 29,         June 28,         June 29,
                                                                    1997             1996             1997             1996
                                                                -------------    --------------    ------------    --------------
                                                                         (Unaudited)                        (Unaudited)
Net sales                                                           $185,723        $ 147,649        $ 365,634        $ 285,816
Cost of sales, including buying and warehousing costs                113,204           91,397          224,800          179,066
                                                                -------------    --------------    ------------    --------------
Gross profit                                                          72,519           56,252          140,834          106,750
                                                                -------------    --------------    ------------    --------------

Selling, general and administrative expenses                          70,204           55,226          137,575          106,735
                                                                -------------    --------------    ------------    --------------

Operating profit                                                       2,315            1,026            3,259               15

Interest expense, net                                                    609            1,737              945            3,820
                                                                -------------    --------------    ------------    --------------

Income (loss) before provision for
  (benefit from) income taxes                                          1,706             (711)           2,314           (3,805)

Provision for (benefit from) income taxes                                716             (301)             972           (1,608)
                                                                -------------    --------------    ------------    --------------

Net income (loss)                                                 $      990       $     (410)       $   1,342       $   (2,197)
                                                                =============    ==============    ============    ==============

Per share of common stock:

Net income (loss)                                                 $     0.05       $    (0.02)      $     0.07      $     (0.11)
                                                                -------------    --------------    ------------    --------------

Weighted average shares outstanding                                   19,795            19,268          19,756            19,268






          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             As of June 28, 1997, December 31,1996 and June 29, 1996
                      (in thousands, except share amounts)

                                                             June 28,       December 31,          June 29,
                                                               1997             1996                1996
                                                             --------       ------------          ----------
                                                            (Unaudited)                          (Unaudited)
Assets
   Current assets:
     Cash and cash equivalents                               $    3,148         $  26,914       $     2,811
     Accounts receivable, net                                    12,776            17,384            15,484
     Inventories                                                208,376           202,134           181,425
     Prepaid expenses and other current assets                    9,064            10,360            10,908
                                                              ---------         ---------         ---------
   Total current assets                                         233,364           256,792           210,628
                                                              ---------         ---------         ---------
     Property and equipment, net                                144,211           138,508           118,440
     Goodwill, net                                               21,951            22,376            22,800
     Deferred charges and other noncurrent assets, net            5,953             6,281             6,280
                                                              ---------         ---------         ---------
   Total assets                                              $  405,479         $ 423,957         $ 358,148
                                                              ---------         ---------         ---------

Liabilities and Shareholders' Equity
   Current liabilities:
     Accounts payable                                        $   73,271        $   92,529        $   72,440
     Accrued expenses and other current liabilities              50,118            53,207            31,324
     Short-term debt                                                840                --                --
     Due to related parties                                          --                --            36,363
                                                              ---------        ----------        ----------
   Total current liabilities                                    124,229           145,736           140,127
     Long-term note                                              10,000            13,500                --
     Deferred income taxes and other
        long-term liabilities                                    16,669            14,994            13,530


   Shareholders' equity:
     Preferred stock, $.01 par value;
        1,000,000 shares authorized;
        none issued and outstanding                                 --                --                 --

     Common stock,  $.01 par value;
       60,000,000  shares  authorized;
       19,268,458 issued and outstanding at
       June 28, 1997 and 19,267,758 at
       December 31, 1996                                            193               193                --
     Additional paid-in capital                                 203,701           200,189           172,382
     Retained earnings                                           50,687            49,345            32,109
                                                             ----------         ---------         ---------
   Total shareholders' equity                                   254,581           249,727           204,491
                                                             ----------         ---------         ---------
Total liabilities and shareholders' equity                   $  405,479         $ 423,957         $ 358,148
                                                             ----------         ---------         ---------


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Twenty-Six Weeks Ended
                                                                   June 28,             June 29,
                                                                      1997                  1996
                                                                  -------------         --------
                                                                           (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                            $    1,342             $   (2,197)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:

         Depreciation and amortization                                 8,627                  7,102
         Deferred income taxes                                         1,452                  2,193
         Loss on disposal of assets                                      697                    326
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable               4,608                 (1,529)
              Increase in inventories                                 (6,242)                (4,532)
              Decrease in prepaid expenses
                and other current assets                               1,550                    807
              Increase in deferred charges
                and other noncurrent assets                               --                    (24)
              Decrease in accounts payable                            (2,605)               (12,582)
              Decrease in accrued expenses
                and other liabilities                                 (4,560)                (2,542)
                                                                  -----------            -----------
     Net cash provided by (used in) operating activities               4,869                (12,978)
                                                                  -----------            -----------

Cash flows from investing activities:
     Additions to property and equipment                             (14,274)               (17,548)
                                                                  -----------            -----------

Cash flows from financing activities:
     Decrease in due to related parties                                   --                (82,290)
     Proceeds from issuance of short-term debt                           840                    --
     Capital contributions by CVS                                         --                130,010
     Decrease in book overdrafts                                     (15,201)               (18,605)
                                                                  -----------            ----------
     Net cash (used in) provided by financing activities             (14,361)                29,115
                                                                  -----------            ----------
     Net decrease in cash and cash equivalents                       (23,766)                (1,411)
     Cash and cash equivalents at beginning of year                   26,914                  4,222
                                                                  ----------             ----------
Cash and cash equivalents at end of period                        $    3,148             $    2,811
                                                                  ==========             ==========


         See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business

Linens 'n Things, Inc. (formerly Bloomington, MN., L.T., Inc.) and subsidiaries (collectively the "Company") operated 168 stores, including 138 superstores, in 35 states across the United States as of June 28, 1997. The Company's superstores average 35,000 square feet while traditional stores average 10,000 square feet. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.


2.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1996 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 28, 1997 and June 29, 1996 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


3.  Initial Public Offering

The Company was a wholly-owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock. Immediately following the IPO, CVS owned approximately 32.5% of the Company's outstanding common stock, having retained 6,267,758 shares. On May 30, 1997, CVS sold 6,267,658 shares of the Company's common stock in a secondary offering, retaining 100 shares of the Company's common stock.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Short-Term Borrowing Arrangements

Prior to the IPO, all financing was provided to the Company by CVS. Interest rates charged on borrowings from CVS were based on CVS' commercial paper borrowing rates. In connection with the IPO, the Company repaid all indebtedness to CVS and entered into a three-year, $125 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement. As of June 28, 1997, the Company was in compliance with all terms and conditions of the Credit Agreement. On June 28, 1997, the Company had borrowings under the Credit Agreement of $840,000. The Credit Agreement allows for $10 million in borrowings from uncommitted lines outside of the Credit Agreement (see "Subsequent Event" below). As of June 28, 1997, the Company had no borrowings against the uncommitted lines of credit. The average short-term borrowing rate for the second quarter ended June 28, 1997 was 6.5%.


5.  Long-Term Note

In conjunction with the IPO, the Company issued a four-year, $13.5 million subordinated note (the "Note") to CVS. The Note consisted of a $10 million tranche ("Tranche A") and a $3.5 million tranche ("Tranche B"). The Note contains no principal amortization prior to maturity in December 2000, and requires quarterly interest payments at the 90-day LIBOR rate plus the applicable spread under the Credit Agreement described above. The Note also provides for a reduction of principal by CVS, at varying amounts, based upon the proceeds from any sales of the Company's common stock by CVS together with the market value of the common stock which CVS continues to own at December 31, 1997. On May 30, 1997, CVS sold 6,267,658 shares of its remaining shares of Common Stock. As a result of the proceeds from the secondary offering, CVS reduced Tranche B by 100% and therefore the $3.5 million was converted into equity by the Company at the completion of the sale. The average borrowing rate for the Note during the second quarter ended June 28, 1997 was 7.2%.


6.  Subsequent Event

On July 21, 1997, the Company paid the remaining balance under the Note utilizing cash flows from operations (see "Long-Term Note" above). The Note contained no pre-payment penalties. The Company also, at the same time, re-negotiated its permitted allowance for borrowings from uncommitted lines outside of the Credit Agreement to $20 million (see "Short-Term Borrowing Arrangements" above).


7.  Recent Accounting Pronouncement

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

                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related consolidated statements of cash flows for the twenty-six week periods ended June 28, 1997 and June 29, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ KPMG Peat Marwick

New York, New York
July 15, 1997

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen  Weeks  Ended June 28, 1997  Compared to Thirteen  Weeks Ended June 29,
1996

During the thirteen weeks ended June 28, 1997, the Company opened seven superstores and closed four stores, as compared to opening eleven superstores and closing four stores in the thirteen weeks ended June 29, 1996. At June 28, 1997, the Company operated 168 stores, of which 138 were superstores, as compared to 155 stores, of which 113 were superstores, at June 29, 1996. Store square footage increased 23% to 4,964,000 at June 28, 1997 compared to 4,034,000 at June 29, 1996.

Net sales increased 25.8% to $185.7 million for the thirteen weeks ended June 28, 1997, compared to $147.6 million for the same period last year, primarily as a result of new store openings since June 29, 1996. Comparable store net sales for the thirteen weeks ended June 28, 1997 increased 7.5% at the Company's superstore locations and 6.0% for the Company as a whole. Traditional store net sales were less than 7% of total net sales during the thirteen weeks ended June 28, 1997, and will continue to represent a declining percentage of total net sales throughout the year as more superstores are opened and traditional stores are closed. Comparable store net sales were strong across all major geographic regions. The Company's second quarter sales gain comparison was moderated by a shift in the Easter selling season. Net sales for the thirteen weeks ended March 29, 1997 reflected the entire Easter selling season while in 1996, the final week of the Easter selling season fell in the thirteen weeks ended June 29, 1996. The Company's average net sales per superstore were $5.7 million for the fifty-two weeks ended June 28, 1997, up from $5.2 million for the same period in 1996. For the fifty-two weeks ended June 28, 1997, average superstore net sales per square foot increased to $173 from $171 in the prior fifty-two week period.

For the thirteen weeks ended June 28, 1997, net sales of "things" merchandise increased approximately 40% over the same period in 1996, while net sales of "linens" merchandise increased approximately 20% over the same period in 1996. This is consistent with the Company's strategy to increase the penetration of the "things" merchandise. The increase in net sales of "things" merchandise primarily resulted from the growth in the number of superstore locations which carry a larger line of "things" merchandise as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirteen weeks ended June 28, 1997 was $72.5 million, or 39.0% of net sales, compared to $56.3 million, or 38.1% of net sales, for the same period in 1996. The increase in gross profit was primarily related to improvements in all components of margin including lower freight costs as a result of increased utilization of the Company's distribution center during the thirteen weeks ended June 28, 1997 compared to the same period in 1996. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results.

Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended June 28, 1997 were $70.2 million, or 37.8% of net sales, compared to $55.2 million, or 37.4% of net sales, for the same period in 1996. This increase is due to higher occupancy costs as a percent of net sales related to the immaturity of the Company's superstore base which also reflects the eighteen superstores the Company opened in the fourth quarter of 1996. The Company also incurred additional SG&A expenses in connection with the secondary offering of its common stock and operating as a stand alone company, which expenses were not incurred during the same period in 1996, as well as slightly higher opening and closing costs than the same period in 1996.

Operating profit for the thirteen weeks ended June 28, 1997 increased to $2.3 million, or 1.2% of net sales, compared to $1.0 million, or 0.7% of net sales, for the same period in 1996.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest expense (including commitment fees in connection with the $125 million Credit Agreement) for the thirteen weeks ended June 28, 1997 was $609,000 compared to $1.7 million for the same period in 1996. The reduction in net interest expense is due to a reduction in net average borrowings, which were $25.0 million for the thirteen weeks ended June 28, 1997 as compared to $117.1 million for the same period in 1996. The reduction in net average borrowings is a result of the capital contributions from CVS of $158.0 million in 1996 prior to the IPO as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the thirteen weeks ended June 28, 1997 was $716,000 as compared to a benefit of $301,000 for the same period in 1996.

Net income for the thirteen weeks ended June 28, 1997 increased to $990,000, or $0.05 per share, compared to a net loss of $410,000, or ($0.02) per share, for the same period in 1996.


Twenty-Six Weeks Ended June 28, 1997 Compared to Twenty-Six Weeks Ended June 29, 1996

During the twenty-six weeks ended June 28, 1997, the Company opened eight superstores and closed nine stores, as compared to opening fourteen superstores and closing fourteen stores during the twenty-six weeks ended June 29, 1996.

Net sales increased 27.9% to $365.6 million for the twenty-six weeks ended June 28, 1997 as compared to $285.8 million for the same period in 1996, primarily as a result of new store openings since June 29, 1996. Comparable store net sales for the twenty-six weeks ended June 28, 1997 increased 7.7% at the Company's superstore locations and 5.9% for the Company as a whole. Traditional store net sales were less than 9% of total net sales during the twenty-six weeks ended June 28, 1997, and will continue to represent a declining percentage of total net sales throughout the year as more superstores are opened and traditional stores are closed. For the twenty-six weeks ended June 28, 1997, net sales of "things" merchandise increased approximately 40% over the same period in 1996, while net sales of "linens" merchandise increased approximately 20% over the same period in 1996. The increase in net sales of "things" merchandise primarily resulted from the growth in the number of superstore locations which carry a larger line of "things" merchandise as well as the overall expansion of the product categories in existing stores.

Gross profit for the twenty-six weeks ended June 28, 1997 was $140.8 million, or 38.5% of net sales, compared to $106.8 million, or 37.3% of net sales, for the same period in 1996. The improvements in gross profit were related to an increase in all components of margin, lower freight costs due to the increased utilization of the Company's distribution center as well as lower clearance markdowns, primarily in the first quarter, as compared to the same period in 1996. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results.

SG&A expenses for the twenty-six weeks ended June 28, 1997 were $137.6 million, or 37.6% of net sales, compared to $106.8 million, or 37.3% of net sales for the same period in 1996. The increase in SG&A is attributed to higher occupancy costs as a percent of net sales related to the immaturity of the superstore base which also reflects the eighteen superstores the Company opened in the fourth quarter of 1996. In addition, during the twenty-six weeks ended June 29, 1996, the Company recorded a $0.5 million insurance recovery gain associated with damages to one of its stores caused by severe winter conditions. Also, during the twenty-six weeks ended June 28, 1997, the Company incurred SG&A expenses in connection with the secondary offering of its commmon stock and operating as a stand alone company, which expenses were not incurred during the same period in 1996.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating profit for the twenty-six weeks ended June 28, 1997 increased to $3.3 million, or 0.9% of net sales, as compared to $15,000 for the same period in 1996.

Net interest expense (including commitment fees in connection with the $125 million Credit Agreement) for the twenty-six weeks ended June 28, 1997 was $945,000 compared to $3.8 million during the same period in 1996. The reduction in net interest expense is due to a reduction in net average borrowings, which were $16.6 million for the twenty-six weeks ended June 28, 1997 as compared to $130.6 million for the same period in 1996. The reduction in net average borrowings is a result of the capital contributions from CVS of $158.0 million in 1996 prior to the IPO as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the twenty-six weeks ended June 28, 1997 was $972,000 compared to a benefit of $1.6 million for the same period in 1996.

Net income for the twenty-six weeks ended June 28, 1997 was $1.3 million, or $0.07 per share, compared to a net loss of $2.2 million, or ($0.11) per share, for the same period in 1996.

Liquidity and Capital Resources

The Company's capital requirements are primarily capital investments in new stores, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $125 million three-year senior revolving credit facility and a $20 million (as re-negotiated in July) uncommitted line of credit. Management currently believes that the Company's cash flows from operations, the revolving credit facility and the uncommitted line of credit will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next three years.*

Net cash provided by operating activities for the twenty-six weeks ended June 28, 1997 was $4.9 million compared to net cash used in operating activities of $13.0 million for the same period in 1996. The increase in net cash provided by operating activities was due primarily to a smaller reduction in current liabilities than last year caused by the timing of vendor payments coupled with a $3.5 million increase in net income. In addition, the decrease in accounts receivable was primarily a result of the collection of 1996 year end tenant allowances due from landlords. This was offset by only a slight increase in inventory due to improved inventory management, as evidenced by the Company's decrease in inventory per square foot by 7% from 1996 ($42 per square foot this year compared with $45 per square foot last year).

Net cash used in investing activities during the twenty-six weeks ended June 28, 1997 was $14.3 million compared to $17.5 million for the same period in 1996. The decrease from the twenty-six week period in 1996 is associated with the timing of the Company's new store openings.

Net cash used in financing activities during the twenty-six weeks ended June 28, 1997 was $14.4 million compared to net cash provided by financing activities of $29.1 million for the same period in 1996. Net cash used during the twenty-six weeks ended June 28, 1997 was primarily the result of the timing of the settlement of vendor payments. Net cash provided during the twenty-six weeks ended June 28, 1996 was primarily the result of CVS' capital contribution which was used to repay the intercompany debt.

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


*Forward Looking Statements

The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by use of an asterisk ("*") or by such forward-looking terminology as "expect", "believe", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store competition and acceptance of product offerings and fashions and, in each case, actual results may differ materially from such forward-looking information. Certain additional factors that may cause actual results to differ from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997 as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

 PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


(a)      EXHIBIT INDEX

 Exhibit
 Number    Description


 11  Computation of Net Income (Loss) Per Common Share

 15  Letter re unaudited interim financial information

 27  Financial Data  Schedule (filed electronically with SEC only)

-------------------------

 (b)     Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the three month period ended June 28, 1997.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Linens 'n Things, Inc.
                                 (Registrant)



                                 /S/  James M. Tomaszewski
                                 -------------------------
                                 James M. Tomaszewski
                                 Senior Vice President, Chief Financial Officer



Date:   August 8, 1997