Form 10-Q
period 1997-09-27
LINENS N THINGS INC
filed 1997-11-12
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 27, 1997

                         Commission File Number 1-12381


                             Linens 'n Things, Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                         22-3463939
------------------------------          ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



   6 Brighton Road, Clifton, New Jersey                          07015
-------------------------------------------                    ----------
  (Address of principal executive offices)                     (Zip Code)


                                 (973) 778-1300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X          No
                                                      --


Number of shares outstanding of the issuer's Common Stock:

                      Class               Outstanding at October 30, 1997
         -----------------------------    -------------------------------
         Common Stock, $0.01 par value                19,308,637

                                      INDEX


Part I. - Financial Information                                       Page No.
                                                                      --------


     Consolidated Statements of Operations for the
        Thirteen Weeks and Thirty-Nine Weeks
          Ended September 27, 1997 and September 28, 1996                    3

     Consolidated Balance Sheets as of
        September 27, 1997, December 31, 1996 and
          September 28, 1996                                                 4

     Consolidated Statements of Cash Flows for the
        Thirty-Nine Weeks Ended September 27, 1997 and
          September 28, 1996                                                5

     Notes to Consolidated Financial Statements                            6-7

     Independent Auditors' Review Report                                     8

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9-12


Part II. - Other Information                                                13

     Item 4 - Submission of Matters to a Vote of Security Holders           13

     Item 6 - Exhibits and Reports on Form 8-K                              13

     Exhibit Index                                                          13

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                          Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                         --------------------------       -----------------------------
                                                        September 27,  September 28,      September 27,   September 28,
                                                           1997           1996               1997             1996
                                                        ------------   ------------       ------------    -------------
                                                                (Unaudited)                        (Unaudited)
Net sales                                                  $225,239     $180,438           $590,873       $ 466,254
Cost of sales, including buying and warehousing costs       135,993      111,280            360,792         290,345
                                                         -----------  -----------        -----------     ------------
Gross profit                                                 89,246       69,158            230,081         175,909

Selling, general and administrative expenses                 76,229       59,879            213,808         166,615
                                                         -----------  -----------        -----------     ------------

Operating profit                                             13,017        9,279             16,273           9,294

Interest expense, net                                            26          644                972           4,464
                                                         -----------  -----------        -----------     ------------

Income before provision for income taxes                     12,991        8,635             15,301           4,830

Provision for income taxes                                    5,459        3,669              6,429           2,061
                                                         -----------  -----------        -----------     ------------

Net income                                                $   7,532    $   4,966          $   8,872       $   2,769
                                                         ===========  ===========        ===========     ============

Per share of common stock:

Net income                                                    $0.38        $0.26              $0.45           $0.14
                                                         -----------  -----------        -----------     ------------

Weighted average shares outstanding                          19,913       19,268             19,792           19,268



          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       As of September 27, 1997, December 31, 1996 and September 28, 1996
                      (in thousands, except share amounts)


                                                           September 27,        December 31,       September 28,
                                                                 1997               1996             1996
                                                           ------------         -----------         ------------
                                                           (Unaudited)                             (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                               $    15,719            $  26,914        $     2,899
  Accounts receivable, net                                     16,737               17,384             13,991
  Inventories                                                 225,716              202,134            206,764
  Prepaid expenses and other current assets                     9,174               10,360             10,119
                                                           ----------            ---------          ---------
Total current assets                                          267,346              256,792            233,773
  Property and equipment, net                                 149,771              138,508            137,262
  Goodwill, net                                                21,738               22,376             22,588
  Deferred charges and other noncurrent assets, net             5,789                6,281              6,178
                                                           ----------            ---------          ---------
Total assets                                               $  444,644            $ 423,957          $ 399,801
                                                           ==========            =========          =========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                         $   98,605           $   92,529         $   80,774
  Accrued expenses and other current liabilities               65,754               53,207             34,896
  Due to related parties                                           --                   --             61,498
                                                           ----------      ---------------         ----------
Total current liabilities                                     164,359              145,736            177,168
  Long-term note                                                   --               13,500                 --
  Deferred income taxes and other
    long-term liabilities                                      17,528               14,994             13,176


Shareholders' equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    none issued and outstanding                                    --                 --                   --

  Common stock,  $.01 par value;
    60,000,000  shares  authorized;
    19,308,262 issued and outstanding at
    September 27, 1997 and 19,267,758 at
    December 31, 1996                                            193                  193                 --
  Additional paid-in capital                                 204,347              200,189            172,382
  Retained earnings                                           58,217               49,345             37,075
                                                          -----------          -----------         ----------
Total shareholders' equity                                   262,757              249,727            209,457
                                                          -----------          -----------         ----------
Total liabilities and shareholders' equity                  $ 444,644            $ 423,957          $ 399,801
                                                          ===========          ===========         ==========



          See accompanying notes to consolidated financial statements.



                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Thirty-Nine Weeks Ended
                                                                  September 27,         September 28,
                                                                          1997              1996
                                                                  -------------------   ------------
                                                                                (Unaudited)
Cash flows from operating activities:
   Net income                                                     $    8,872           $      2,769
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:

       Depreciation and amortization                                  13,058                 10,760
       Deferred income taxes                                           2,495                  2,595
       Loss on disposal of assets                                      1,342                    602
       Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                   647                    (36)
            Increase in inventories                                  (23,582)               (29,871)
            Decrease in prepaid expenses
              and other current assets                                 1,440                  1,032
            Increase in deferred charges
              and other noncurrent assets                                 --                   (100)
            Increase in accounts payable                              17,925                    295
            Increase (decrease) in accrued expenses
              and other liabilities                                   19,686                 (5,663)
                                                                 -----------            ------------
   Net cash provided by (used in) operating activities                41,883                (17,617)
                                                                 ------------            -----------

Cash flows from investing activities:
   Additions to property and equipment                               (24,534)               (39,915)
                                                                 ------------            -----------

Cash flows from financing activities:
   Decrease in due to related parties                                (10,000)               (57,154)
   Capital contributions by CVS                                           --                130,010
   Decrease in book overdrafts                                       (18,544)               (16,647)
                                                                  -----------          -------------
   Net cash (used in) provided by financing activities               (28,544)                56,209
                                                                  -----------          ------------
   Net decrease in cash and cash equivalents                         (11,195)                (1,323)
   Cash and cash equivalents at beginning of year                     26,914                  4,222
                                                                  ----------           ------------
Cash and cash equivalents at end of period                         $  15,719            $     2,899
                                                                  ==========            ===========


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business

Linens 'n Things, Inc. (formerly Bloomington, MN., L.T., Inc.) and subsidiaries (collectively the "Company") operated 170 stores, including 146 superstores, in 36 states across the United States as of September 27, 1997. The Company's superstores average approximately 35,000 square feet while traditional stores average approximately 10,000 square feet. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.


2.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1996 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 1997 and September 28, 1996 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Short-Term Borrowing Arrangements

Prior to the IPO, all financing was provided to the Company by CVS. Interest rates charged on borrowings from CVS were based on CVS' commercial paper borrowing rates. In connection with the IPO, the Company repaid all short-term indebtedness to CVS and entered into a three-year, $125 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement. As of September 27, 1997, the Company was in compliance with all terms and conditions of the Credit Agreement. The Credit Agreement allows for $20 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of September 27, 1997, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit. The average short-term borrowing rate for the thirty-nine week period ended September 27, 1997 was 6.4%.

5.  Long-Term Note

In conjunction with the IPO, the Company issued a four-year, $13.5 million subordinated note (the "Note") to CVS. The Note consisted of a $10 million tranche ("Tranche A") and a $3.5 million tranche ("Tranche B"). The Note contained no principal amortization prior to maturity in December 2000, and required quarterly interest payments at the 90-day LIBOR rate plus the applicable spread under the Credit Agreement described above. The Note also provided for a reduction of principal by CVS, at varying amounts, based upon the proceeds from any sales of the Company's common stock by CVS together with the market value of the common stock that CVS continued to own at December 31, 1997. On May 30, 1997, CVS sold 6,267,658 shares of its remaining shares of Common Stock. As a result of the proceeds from the secondary offering, CVS reduced Tranche B by 100% and therefore the $3.5 million was converted into equity by the Company at the completion of the sale. On July 21, 1997, the Company pre-paid Tranche A utilizing cash flows from operations. The Note contained no pre-payment penalties. The average borrowing rate for the Note for the thirty-nine week period ended September 27, 1997 was 7.2%.


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

                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related consolidated statements of cash flows for the thirty-nine week periods ended September 27, 1997 and September 28, 1996.
These consolidated financial statements are the responsibility of the Company's management.

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

New York, New York
October 15, 1997

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended September 27, 1997 Compared with Thirteen Weeks Ended September 28, 1996

Net sales increased 24.8% to $225.2 million for the thirteen weeks ended September 27, 1997, compared with $180.4 million for the same period last year, primarily as a result of new store openings since September 28, 1996. Comparable store net sales for the thirteen weeks ended September 27, 1997 increased 8.0% at the Company's superstore locations and 6.7% for the Company as a whole. Traditional store net sales were less than 7% of total net sales during the thirteen weeks ended September 27, 1997, and will continue to represent a declining percentage of total net sales as more superstores are opened and traditional stores are closed. Comparable store net sales were strong across all major geographic regions. The Company's average net sales per superstore were $5.8 million for the fifty-two weeks ended September 27, 1997, up from $5.4 million for the same period in 1996. The Company's average superstore net sales per square foot were $175 for the fifty-two weeks ended September 27, 1997, up from $170 for the fifty-two week period ending September 28, 1996.

During the thirteen weeks ended September 27, 1997, the Company opened eight superstores and closed six stores, as compared with opening four superstores and closing three stores during the thirteen weeks ended September 28, 1996. At September 27, 1997, the Company operated 170 stores, of which 146 were superstores, as compared with 156 stores, of which 117 were superstores, at September 28, 1996. Store square footage increased 25% to 5,201,000 at September 27, 1997 compared with 4,147,000 at September 28, 1996.

For the thirteen weeks ended September 27, 1997, net sales of "things" merchandise increased approximately 40% over the same period in 1996, while net sales of "linens" merchandise increased approximately 20% over the same period in 1996. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise resulted primarily from the growth in the number of superstore locations, which carry a larger line of "things" merchandise, as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirteen weeks ended September 27, 1997 was $89.2 million, or 39.6% of net sales, compared with $69.2 million, or 38.3% of net sales, for the same period in 1996. The increase in gross profit was related to increased penetration of "things" business, which has higher margins than "linens"
business, reduced freight costs from the leveraging of the Company's distribution center and overall improved selling mix. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results.

Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended September 27, 1997 were $76.2 million, or 33.8% of net sales, compared with $59.9 million, or 33.2% of net sales, for the same period in 1996. This increase is primarily a function of the number of store openings and closings. The increase is also due to immature stores having higher occupancy costs as a percent of net sales, reflecting 36 stores opened in 1996 and 16 stores opened through September 27, 1997.

Operating profit for the thirteen weeks ended September 27, 1997 increased to $13.0 million, or 5.8% of net sales, compared with $9.3 million, or 5.1% of net sales, for the same period in 1996.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest expense (including commitment fees in connection with the $125 million Credit Agreement) for the thirteen weeks ended September 27, 1997 was $26,000 compared with $644,000 for the same period in 1996. The Company was in a net average investment position of $10.6 million (in cash equivalents) for the thirteen weeks ended September 27, 1997 as compared with net average borrowings of $30.2 million for the same period in 1996. The reduction in net average borrowings is a result of the capital contributions from CVS of $158.0 million in 1996, prior to the IPO, as well as improved operating performance.
See "Liquidity and Capital Resources."


The Company's income tax expense for the thirteen weeks ended September 27, 1997 was $5.5 million as compared with $3.7 million for the same period in 1996.

Net income for the thirteen weeks ended September 27, 1997 increased to $7.5 million or $0.38 per share, compared with $5.0 million or $0.26 per share, for the same period in 1996.


Thirty-Nine Weeks Ended September 27, 1997 Compared with Thirty-Nine Weeks Ended September 28, 1996

Net sales increased 26.7% to $590.9 million for the thirty-nine weeks ended September 27, 1997 compared with $466.3 million for the same period in 1996, primarily as a result of new store openings since September 28, 1996. Comparable store net sales for the thirty-nine weeks ended September 27, 1997 increased 7.8% at the Company's superstore locations and 6.2% for the Company as a whole. Traditional store net sales were less than 7% of total net sales during the thirty-nine weeks ended September 27, 1997, and will continue to represent a declining percentage of total net sales as more superstores are opened and traditional stores are closed.

During the thirty-nine weeks ended September 27, 1997, the Company opened sixteen superstores and closed fifteen stores, as compared with opening eighteen superstores and closing seventeen stores during the thirty-nine weeks ended September 28, 1996.

For the thirty-nine weeks ended September 27, 1997, net sales of "things" merchandise increased approximately 40% over the same period in 1996, while net sales of "linens" merchandise increased approximately 20% over the same period in 1996. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise resulted primarily from the growth in the number of superstore locations, which carry a larger line of "things" merchandise, as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirty-nine weeks ended September 27, 1997 was $230.1 million, or 38.9% of net sales, compared with $175.9 million, or 37.7% of net sales, for the same period in 1996. The improvement in gross profit was related to an increase in all components of margin which included lower freight costs from the leveraging of the Company's distribution center, and lower clearance markdowns. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results.

SG&A expenses for the thirty-nine weeks ended September 27, 1997 were $213.8 million, or 36.2% of net sales, compared with $166.6 million, or 35.7% of net sales for the same period in 1996. The increase in SG&A is attributed to the number of store openings and closings. The increase is also due to immature stores having higher occupancy costs as a percent of net sales, reflecting 36 stores opened in 1996 and 16 stores opened through September 27, 1997. In addition, during the thirty-nine weeks ended September 28, 1996, the Company recorded a $0.5 million insurance recovery gain associated with damage to one of its stores caused by severe winter conditions. The Company also incurred additional expenses operating as a stand alone company that were not incurred during the same period in 1996.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating profit for the thirty-nine weeks ended September 27, 1997 increased to $16.3 million, or 2.8% of net sales, compared with $9.3 million or 2.0% of net sales for the same period in 1996.

Net interest expense (including commitment fees in connection with the $125 million Credit Agreement) for the thirty-nine weeks ended September 27, 1997 was $1.0 million compared with $4.5 million during the same period in 1996. The reduction in net interest expense is due to a reduction in net average borrowings, which were $7.5 million for the thirty-nine weeks ended September 27, 1997 as compared with $97.0 million for the same period in 1996. The reduction in net average borrowings is a result of the capital contributions from CVS of $158.0 million in 1996, prior to the IPO, as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the thirty-nine weeks ended September 27, 1997 was $6.4 million compared with $2.1 million for the same period in 1996.

Net income for the thirty-nine weeks ended September 27, 1997 was $8.9 million, or $0.45 per share, compared with $2.8 million, or $0.14 per share, for the same period in 1996.

Liquidity and Capital Resources

The Company's capital requirements are primarily capital investments in new stores, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $125 million three-year senior revolving credit facility and a $20 million uncommitted line of credit. Management currently believes that the Company's cash flows from operations, the revolving credit facility and the uncommitted lines of credit will be sufficient to fund anticipated capital expenditures and working capital requirements in the foreseeable future.

Net cash provided by operating activities for the thirty-nine weeks ended September 27, 1997 was $41.9 million compared with net cash used in operating activities of $17.6 million for the same period in 1996. The increase in net cash provided by operating activities was due to improved inventory management and an increase in net income. The Company has reduced inventory per square foot by 13% compared to last year resulting in an overall increase in inventory of 9% compared to a sales increase of 26.7%. In addition accounts payable increased over last year due to increased inventory levels and timing of vendor payments.

Net cash used in investing activities during the thirty-nine weeks ended September 27, 1997 was $24.5 million compared with $39.9 million for the same period in 1996. The decrease from the thirty-nine week period in 1996 is associated with the timing and number of the Company's new store openings.

Net cash  used in  financing  activities  during  the  thirty-nine  weeks  ended
September 27, 1997 was $28.5 million compared with net cash provided by financing activities of $56.2 million for the same period in 1996. Net cash used during the thirty-nine weeks ended September 27, 1997 was the result primarily of the timing of the settlement of vendor payments as well as the prepayment of the $10 million CVS Note. Net cash provided during the thirty-nine weeks ended September 28, 1996 was the result primarily of CVS' capital contribution which was used to repay the intercompany debt.

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



Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology such as "expect", "believe", "may", "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be
contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

 PART II - OTHER INFORMATION


Item 4 - Submission  of Matters to a Vote of Security Holders


On May 6, 1997, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Philip E. Beekman was elected as a director, with 14,861,496 shares voted for and 1,013,155 shares for which a vote was withheld. Directors whose term of office continued following the meeting were: Norman Axelrod, Charles C. Conaway and Stanley P. Goldstein. Also at the Annual Meeting, on a proposal to approve the adoption of the Company's 1996 Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code, 9,750,093 votes were cast in favor of such proposal, 4,946,361 votes were cast against and 5,395 votes abstained.



Item 6 - Exhibits and Reports on Form 8-K


(a)      EXHIBIT INDEX

 Exhibit
 Number    Description


    11   Computation  of Net  Income  Per  Common  Share

    15   Letter re  unaudited interim financial information

    27   Financial Data Schedule (filed electronically with SEC only)



 (b)     Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the thirteen week period ended September 27, 1997.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Linens 'n Things, Inc.
                                        (Registrant)



                               By:---------------------------------------------
                                  James M. Tomaszewski
                                 Senior Vice President, Chief Financial Officer


Date:   November 12, 1997