Form 10-K
period 1997-12-31
LINENS N THINGS INC
filed 1998-03-31
CIK 1023052

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

                                (No Fee Required)
                         Commission File Number 1-12381

                                   ----------

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

       Registrant's telephone number, including area code: (973) 778-1300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
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

                          Yes  _X_                   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 17, 1998, based on the closing sale price on the New York Stock Exchange on such date, was approximately $994 million.

The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 17, 1998 was 19,430,519.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                Table of Contents

Form 10-K
Item No.   Name of Item                                                    Page
-------    ------------                                                    ----

                                     PART I

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................  12
Item 3.   Legal Proceedings................................................  12
Item 4.   Submission of Matters to a Vote of
              Security Holders.............................................  12

                                     PART II

Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters..............................  13
Item 6.   Selected Financial Data..........................................  13
Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations...................................................  13
Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk...........................................  13
Item 8.   Financial Statements and Supplementary
              Data.........................................................  13
Item 9.   Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure...................................................  13

                                    PART III

Item 10.  Directors and Executive Officers of
              the Registrant...............................................  14
Item 11.  Executive Compensation...........................................  14
Item 12.  Security Ownership of Certain Beneficial
              Owners and Management........................................  14
Item 13.  Certain Relationships and Related
              Transactions.................................................  14

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K..........................................  15

                                     PART I

Item 1.  Business

General

      Linens 'n Things, Inc. and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 176 stores in 37 states as of December 31, 1997. As of December 31, 1997, the Company operated 153 superstores averaging approximately 35,000 gross square feet in size and 23 smaller traditional stores averaging approximately 10,000 gross square feet in size. The Company's newest stores range between 38,000 and 42,000 gross square feet in size and are located in strip malls or power center locations. The Company's business strategy is to offer a broad assortment of high quality, brand name merchandise at everyday low prices, provide efficient customer service and maintain low operating costs.

      Linens 'n Things' extensive selection of over 25,000 Stock Keeping Units ("SKUs") in its superstores is driven by the Company's commitment to offering a broad and deep assortment of high quality, brand name "linens" (e.g., bedding, towels and pillows) and "things" (e.g., housewares and home accessories) merchandise. Brand names sold by the Company include Wamsutta, Martex, Waverly, Laura Ashley, Royal Velvet, Croscill, Braun, Krups, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label (approximately 10% of sales) which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices. The Company's merchandise offering is coupled with a "won't be undersold" everyday low pricing strategy with price points substantially below regular department store prices and comparable with or below department store sale prices.

      From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format which has evolved from 20,000 gross square feet in size to its current size ranging from 38,000 to 42,000 gross square feet with the largest store at 50,000 gross square feet. This superstore format offers a broad merchandise assortment in a more visually appealing, customer friendly format. The Company's introduction of superstores has resulted in the closing or relocation of 118 of the Company's traditional stores through December 31, 1997. As a result of superstore openings and traditional store closings, the Company's gross square footage more than tripled from 1.6 million to 5.5 million over the last five years although its store base only increased 22% from 144 to 176 during this period.

      As part of this strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows. In addition, as part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller assortment of "linens" and "things." The Company estimates that the "things" side of its business has increased from less than 10% of net sales in 1991 to approximately 40% in 1997.

      The Company was a wholly-owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996 when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock. Subsequent to the IPO, CVS owned approximately 32.5% of the Company's common stock, having retained 6,267,758 shares. During 1997, CVS sold substantially all of its remaining shares of the Company's common stock in a public offering. At December 31, 1997, CVS holds no shares of the Company's common stock.

Executive  Officers and Certain Key Personnel

      The following table sets forth information regarding the executive officers of the Company:

     Name                       Age   Position
     -----                      ---   -------
     Norman Axelrod. .........   45   Chairman, Chief Executive Officer and
                                        President
     Hugh J. Scullin .........   48   Senior Vice President, Store Operations
     Brian D. Silva ..........   41   Senior Vice President, Human Resources and
                                        Corporate Secretary
     Steven B. Silverstein ...   38   Senior Vice President, General Merchandise
                                        Manager
     William T. Giles ........   38   Chief Financial Officer

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

      Mr. Silva joined Linens 'n Things in 1995 as Vice President, Human Resources and was promoted to Senior Vice President, Human Resources and Corporate Secretary in 1997. Mr. Silva was Assistant Vice President, Human Resources at The Guardian, an insurance and financial services company, from 1986 to 1995. He holds an M.A. in Organizational Development from Columbia University and an M.S. in Human Resources Management from New York Institute of Technology. Mr. Silva received his B.A. from St. John's University.

      Mr. Silverstein joined Linens 'n Things in 1992 as Vice President, General Merchandise Manager. Prior to joining Linens 'n Things, Mr. Silverstein was Merchandise Vice President of Home Textiles at Bloomingdale's from 1985 to 1992. Mr. Silverstein has been Senior Vice President, General Merchandise Manager since 1993. He received his B.A. from Cornell University and his M.B.A. from Wharton Business School.

      Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller, was promoted to Vice President, Finance and Controller in 1994 and was promoted to Chief Financial Officer in 1997. From 1981 to 1990, Mr. Giles was with Price Waterhouse LLP. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

      The following table sets forth information regarding certain other key managers of the Company:

      Name                      Age   Position
      -----                     ---   -------
      Matthew J. Meaney .......  51   Vice President, Management Information
                                        Systems
      Dominick J. Trapasso ....  44   Vice President, Logistics

      Mr. Meaney joined Linens 'n Things in 1991 as Vice President, Management Information Systems. From 1985 to 1991, Mr. Meaney was Vice President of Management Information Systems for Laura Ashley, Inc. Mr. Meaney received a B.S. in Economics from St. Peter's College and an M.B.A. in Finance from Seton Hall University.

      Mr. Trapasso has been Vice President, Logistics since joining Linens 'n Things in 1993. From 1979 to 1986, he was employed with John Wanamaker as Director, Warehouse, Distribution. From 1986 to 1993, he was Senior Vice President, Distribution and Transportation at Charming Shoppes, Inc. Mr. Trapasso received his B.A. from New York University.

Business Strategy

      The Company's business strategy is to offer a broad assortment of high quality, brand name products at everyday low prices, provide efficient customer service and maintain low operating costs. Key elements of the Company's business strategy are as follows:

      Offer a Broad Assortment of Quality Name Brands at Everyday Low Prices. Linens 'n Things' merchandising strategy is to offer the largest breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at everyday low prices. The Company offers over 25,000 SKUs in its superstores across six departments, including bath, home accessories, housewares, storage, top of the bed and window treatments. The Company is one of the largest retailers of brand names, including Wamsutta, Martex,

Waverly, Laura Ashley, Royal Velvet, Croscill, Braun, Krups, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices. The Company believes its prices are typically well below the non-sale prices offered by department stores and are comparable to or slightly below the sale prices offered by such stores. In addition, the Company maintains a "won't be undersold" approach which guarantees its customers prices as low as those offered by any of its competitors.

      Merchandise and sample brands offered in each major department are highlighted below:

        Department               Items Sold                 Sample Brands
        -----------              ----------                 -------------
   Bath                   Towels, shower curtains,       Fieldcrest, Martex,
                          waste baskets, hampers,        Royal Velvet and
                          bathroom rugs and wall         Springmaid
                          hardware

   Home Accessories       Decorative pillows, napkins,   Dakotah, Waverly and
                          tablecloths, placemats,        Laura Ashley
                          lamps, gifts, picture frames
                          and framed art

   Housewares             Cookware, cutlery, kitchen     Braun, Krups,
                          gadgets, small electric        Calphalon, Henckels,
                          appliances (such as blenders   Mikasa, Circulon,
                          and coffee grinders),          Farberware, Black &
                          dinnerware, flatware and       Decker, Kitchen Aid,
                          glassware                      Copco and
                                                         International Silver

   Storage                Closet-related items (such as  Rubbermaid and
                          hangers, organizers and shoe   Closetmaid
                          racks)

   Top of the Bed         Sheets, comforters, comforter  Wamsutta, Laura
                          covers, bedspreads, bed        Ashley, Revman,
                          pillows, blankets and          Croscill, Fieldcrest,
                          mattress pads                  Springmaid, Royal
                                                         Sateen and Beautyrest

   Window Treatment       Curtains, valances and window  Croscill, Graber,
                          hardware                       Bali, Waverly and
                                                         Laura Ashley

      Provide Efficient Customer Service and Shopping Convenience. To enhance customer satisfaction and loyalty, Linens 'n Things strives to provide prompt, knowledgeable sales assistance and enthusiastic customer service. Linens 'n Things emphasizes competitive wages, training and personnel development in order to attract and retain well-qualified, highly motivated employees committed to providing efficient customer service. Linens 'n Things also endeavors to provide more knowledgeable sales associates by providing training through various programs which include management training, daily sales associate meetings and in-store product seminars. In addition, the Company has taken initiatives to enhance the speed of its customer service, including installing satellite transmission for credit card authorizations and upgrading its current point-of-sale ("POS") system. The customer's experience is also enhanced by the availability of sales associates who, since the transfer of inventory and receiving responsibilities from the stores to the distribution center, have redirected their focus from the backroom to the selling floor. During the fourth quarter of 1997, the Company introduced its gift registry service in all its stores nationwide to also better serve its customers. The Company's superstore format is designed to save the customer time by having inventory visible and accessible on the selling floor for immediate purchase. The Company believes its knowledgeable sales staff and efficient customer service, together with the Company's liberal return policy, create a positive shopping experience which engenders customer loyalty.

      Maintain Low Operating Costs. A cornerstone of the Company's business strategy is its commitment to maintaining low operating costs. In addition to savings realized through sales volume efficiencies, operational efficiencies are expected to be achieved through the streamlining of the Company's centralized merchandising structure, the use of integrated management information systems and the utilization of the distribution center. The Company believes that its significant investment in the technology of its management information systems and in its distribution center will allow the Company to grow without requiring significant additional capital contributions to its infrastructure through approximately 1999. See discussion under "Forward-Looking Statements" included as part of this Form 10-K.

Growth Strategy

      New Superstore Expansion. The Company's expansion strategy is to increase market share in existing markets and to penetrate new markets in which the Company believes it can become a leading operator of home furnishings superstores. Management believes that the new markets will be primarily located in the western region of the United States in trading areas of 200,000 persons within a ten-mile radius and with demographic characteristics that match the Company's target profile. See discussion under "Forward-Looking Statements" included as part of this Form 10-K. The Company believes that it is well-positioned to take advantage of the continued market share gain by the superstore chains in the home furnishings sector.

      The following table sets forth information concerning the Company's expansion program during the most recent five years:

                                      Square Footage          Store Count
                                   --------------------   ---------------------
     Year      Openings  Closings  Begin Year  End Year   Begin Year   End Year
     ----      --------  --------  ----------  --------   ----------   --------
     1993         20       21        1,633      2,078       144          143
     1994         29       27        2,078      2,865       143          145
     1995         28       18        2,865      3,691       145          155
     1996         36       22        3,691      4,727       155          169
     1997         25       18        4,727      5,493       169          176

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

      The Company believes that its current management infrastructure and management information systems, together with its distribution center, are capable of supporting planned expansion through approximately 1999. See discussion under "Forward-Looking Statements" included as part of this Form 10-K.

      Increase Productivity of Existing Store Base. The Company is committed to increasing its net sales per square foot, inventory turnover ratio and return on invested capital. The Company believes the following initiatives will best position it to achieve these goals:

            Enhance Merchandise Mix and Presentation. The Company continues to explore opportunities to increase sales in its "things" merchandise without sacrificing market share or customer image in the "linens" side of the business. The Company's long-term goal is to increase the sales of the "things" merchandise to approximately 50% of net sales as part of its strategic initiative to capitalize on customer demand for one-stop shopping. The Company expects this shift to positively impact net sales per square foot, the average net sale per customer and inventory turnover since "things" merchandise tends to be more impulse driven merchandise as compared to the "linens" portion of the business. See discussion under "Forward-Looking Statements" included as part of this Form 10-K. In addition, most "things" merchandise has a higher margin than "linens" merchandise. The Company plans to introduce new products which it expects will increase sales and generate additional customer traffic.

            In addition, the Company intends to continue improving its merchandising presentation techniques, space planning and store layout to further improve the productivity of its existing and future superstore locations. The Company periodically restyles its stores to incorporate new offerings and realign its store space with its growth segments. The Company expects that the addition of in-store customer services, such as a gift registry service, will further improve its store productivity. See discussion under "Forward-Looking Statements" included as part of this Form 10-K.

            Increase Operating Efficiencies. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including a distribution center and a management information system, which it believes will allow it to maintain low operating costs as it pursues its superstore expansion strategy. See discussion under "Forward-Looking Statements" included as part of this Form 10-K. In July 1995, the Company began full operation of its 275,000 square foot distribution center in Greensboro, North Carolina. By the end of 1997, approximately 85% of merchandise was being received at the distribution center, as compared with approximately 80% and 20% of merchandise received at the Company's distribution center in 1996 and 1995, respectively. Management believes that the increased utilization of the distribution center has resulted in lower average freight costs, more efficient scheduling of inventory shipments to the stores, improved inventory turnover, better in-stock positions and improved information flow. The Company believes that the transfer of inventory receiving responsibilities from the stores to the distribution center allows the store sales associates to redirect their focus to the sales floor, thereby increasing the level of customer service. The warehouse portion of the distribution center provides the Company flexibility to manage safety stock and take advantage of opportunistic purchases. The Company's ability to effectively manage its inventory is also enhanced by a centralized merchandising management team and its management information systems which allows the Company to more accurately monitor and better balance inventory levels and improve in-stock positions in its stores.

            Continue Conversion of Store Base to Superstore Format. As of December 31, 1997, the Company operated 153 superstores, representing approximately 87% of its total stores, and 23 traditional stores. The Company currently plans to close or relocate approximately 12 of the 23 traditional stores by the end of 1998. Although the remaining traditional stores are currently profitable, the Company's long-term plans include closing most of the remaining traditional stores as opportunities arise. See discussion under "Forward-Looking Statements" included as part of this Form 10-K.

Industry

      According to U.S. Department of Commerce data, total industry sales of products sold in the Company's stores, which primarily includes home textiles, housewares and decorative furnishings categories, were estimated to be over $62 billion in 1997. The market for home furnishings is fragmented and highly competitive. Specialty superstores are the fastest growing channel of distribution in this market. In 1997, the Company estimates that the three largest specialty superstore retailers of fashion home textiles (including the Company) had aggregate sales representing less than 5% of the industry's total unit sales.

      The Company competes with many different types of retailers that sell many or most of the items sold by the Company, including department stores, mass merchandisers, specialty retail stores and other retailers. Linens 'n Things generally classifies its competition within one of the following categories:

      Department Stores: This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co., Dillard Department Stores, Inc., and the department store chains operated by Federated
Department Stores, Inc. and The May Department Store Company. These retailers offer brand-name merchandise as well as their own private label furnishings in a high service environment. Department stores also offer certain designer merchandise, such as Ralph Lauren, which is not generally distributed through the specialty and mass merchandise distribution channels. In general, the department stores offer a more limited selection of merchandise than the Company. The prices offered by department stores during off-sale periods are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

      Mass Merchandisers: This category includes companies such as Wal-Mart Stores, Inc., the Target Stores division of Dayton Hudson Corporation and Kmart Corporation. Fashion home furnishings represent only a small portion of the total merchandise sales in these stores and reflect a significantly more limited selection with fewer high quality name brands and lower quality merchandise at lower price points than specialty stores or department stores. In addition, these mass merchandisers typically have more limited customer service staffing than the Company.

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

      The Company's extensive merchandise offering of over 25,000 SKUs enables its customers to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the customer's impression of a dominant assortment of merchandise in an easy-to-shop environment. The Company's broad and deep merchandise offering is coupled with everyday low prices that are substantially below regular department store prices and comparable with or slightly below department store sale prices. The Company has adopted a "won't be undersold" approach and believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of this policy. This is an important factor in establishing its reputation as a price leader and in helping to build customer loyalty. In addition, the Company offers, on a regular basis, "special" purchases which it obtains primarily through opportunistic purchasing to enhance its high value perception among its customers.

Customer Service

      Linens 'n Things treats every customer as a guest. The Company's philosophy supports enhancing the guest's entire shopping experience and believes that all elements of service differentiate it from the competition. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. This philosophy is designed to encourage guest loyalty as well as continually develop knowledgeable Company associates. The entire store team is hired and trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been augmented by the transfer of inventory receiving responsibilities from the stores, allowing sales associates to focus on the sales floor. Sophisticated management systems which provide efficient customer service and liberal return procedures are geared toward making each guest's final impression of visiting a store a convenient, efficient and pleasant experience.

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

Purchasing and Suppliers

      The merchandising mix for each store is selected by the central buying staff in consultation with district store managers. The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 11% of the Company's total purchases in 1997. In 1997, the Company purchased a significant number of products from other key suppliers. Due to its breadth of selection, the Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms. In 1997, approximately 95% of the Company's merchandise was purchased in the United States.

Distribution

      The Company operates a 275,000 square foot distribution center in Greensboro, North Carolina. The Company began full operation of the distribution center in 1995. The utilization of the centralized distribution center has resulted in lower average freight expense, more timely control of inventory shipments to stores, improved inventory turnover, better in-stock positions and improved information flow. In addition, transferring inventory receiving responsibilities from the stores to the distribution center allows the sales associates to direct their focus to the sales floor, thereby increasing the level of customer service. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

      The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to the majority of its suppliers. By the end of 1997, the Company received approximately 85% of its total inventory through the distribution center. The balance of the Company's merchandise is directly shipped to individual stores. The Company plans to continue efforts to ship as much merchandise through the distribution center as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of Electronic Data Interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources.

      As of December 31, 1997, the distribution center was fully functional. Management estimates that the distribution center can support the Company's growth through the end of 1999. As the Company continues to open more superstores, another distribution center may be desirable to support the further growth of the Company. In order to realize greater efficiency, the Company uses third party delivery services to ship its merchandise from the distribution center to its stores. See discussion under "Forward-Looking Statements" included as part of this Form 10-K.

Management Information Systems

      Over the last several years, the Company has made significant investments in technology to improve customer service, gain efficiencies and reduce operating costs. Linens 'n Things has installed a customized IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. The Company utilizes POS terminals with price look-up capabilities for both inventory and sales transactions on a SKU basis, which the Company has recently upgraded. Information obtained daily by the system results in automatic inventory replenishment in response to specific requirements of each superstore.

      The Company believes its management information systems have fully integrated the Company's stores, distribution and home office. The Company continually evaluates and upgrades its management information systems on a regular basis to enhance the quantity, quality and timeliness of information available to management.

      The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software for certain applications, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or operations. See discussion under
"Forward-Looking   Statements"  included  as  part  of  this  Form  10-K.

Store Management and Operations

      In general, each superstore is staffed with one General Manager, two to four Merchandise Managers and one Receiving Manager. The General Manager reports to a District Manager who in turn reports to one of three Zone Vice Presidents. Each Zone Vice President reports to the Senior Vice President, Store Operations.

      The Company places a strong emphasis on its people, their development and opportunity for advancement, particularly at the store level. The Company's commitment to maintaining a high internal promotion rate is best exemplified through the practice of opening each new store with a seasoned management crew, who participate in training at an existing store immediately prior to the new opening. As a result, the vast majority of General Managers opening a new store have significant experience at the Company. Additionally, the structured management training program requires each new associate to learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning, complemented at the associate level through daily in-store product seminars and structured register training materials and proficiencies. The Company believes that its policy of promoting from within the Company, as well as the opportunities for advancement generated by its ongoing store expansion program, serve as incentives to attract and retain quality individuals which, the Company believes, results in lower turnover.

      Linens 'n Things' stores are open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

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

Employees

      As of December 31,1997, the Company employed approximately 7,700 people of whom approximately 3,300 were full-time employees and 4,400 were part-time employees. None of the Company's employees are represented by unions, and the Company believes that it has a good relationship with its employees.

Competition

      The Company believes that it will continue to face competition from retailers in all four of the categories referred to in "Business-Industry." The home textiles industry is becoming increasingly competitive as several specialty retailers are in the process of expanding into new markets. In addition, as the Company expands into new markets, it will face new competitors. The visibility of the Company may encourage additional competitors or existing competitors to imitate the Company's format and methods. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices in order to remain competitive.

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

Forward-Looking Statements

      This Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other superstore retailers and from department stores which carry other products including certain designer products not carried by the Company's stores, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be
contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

Item 2.  Properties

      As of December 31, 1997 the Company operated 176 retail stores in 37 states. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and certain of the leases provide for renewal options that range from 5 to 15 years at increased rents. Certain of the leases provide for scheduled rent increases and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). Prior to the Company's IPO in November 1996, CVS acted as guarantor on substantially all of the Company's store leases. Following the IPO, although CVS will continue to guarantee the Company's certain store leases where CVS had guaranteed such leases in the past (including extensions and renewals relating to certain leases), CVS will no longer enter into commitments to guarantee future leases on behalf of the Company. Following the IPO, CVS no longer charges the Company a fee to guarantee these certain leases.

      The  Company  owns  its  275,000  square  foot   distribution   center  in
Greensboro, North Carolina. The Company leases its 76,000 square foot corporate office in Clifton, New Jersey.

      The table below sets forth the number of stores located in each state as of December 31, 1997:

      State           Number of Stores    State           Number of Stores
      -----            ---------------    -----            ---------------
      Arizona                 5           Nebraska                1
      Arkansas                1           Nevada                  2
      California             20           New Hampshire           1
      Colorado                4           New Jersey             11
      Connecticut             8           New Mexico              1
      Florida                14           New York                8
      Georgia                 7           North Carolina          7
      Idaho                   1           Ohio                    3
      Illinois               12           Oklahoma                1
      Indiana                 2           Oregon                  2
      Kansas                  1           Pennsylvania            5
      Louisiana               1           Rhode Island            1
      Maine                   1           Tennessee               5
      Maryland                3           Texas                  14
      Massachusetts           6           Utah                    1
      Michigan                3           Vermont                 1
      Minnesota               5           Virginia               12
      Missouri                2           Washington              3
                                          Wisconsin               1

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At December 31, 1997 there were approximately 4,125 beneficial holders. The high and low trading price of the Company's common stock, beginning November 26, 1996, the date of the IPO, through December 31, 1997 is as follows:

                                                 High            Low
                                                 ----            ----
For the Year Ended December 31, 1997
  First Quarter .............................   $26             $17 1/2
  Second Quarter ............................    29 1/4          18 1/4
  Third Quarter .............................    36 1/4          26
  Fourth Quarter ............................    44 1/2          30 9/16

For the Year Ended December 31, 1996
  Fourth Quarter (from November 26, 1996) ...   $19 3/4         $15 1/2


      The Company paid no dividends on its common stock in 1997 and 1996. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the revolving credit facility currently prohibits the payment of cash dividends by the Company.

Item 6.  Selected Financial Data

      The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 13 of the Company's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this Item is incorporated by reference to pages 14 through 17 of the Company's 1997 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and financial information required by this Item are incorporated by reference to pages 18 through 28 and page 30 of the Company's 1997 Annual Report to Shareholders. These financial statements are indexed under Item 14(a)(1). See also the financial statement schedule that is included herein and is indexed under Item 14(a)(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There were no disagreements between the Company and its independent public accountants on matters of accounting principles or practices.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement to be mailed to shareholders for the Company's 1998 Annual Meeting of Shareholders, under the heading "Election of One Director."

      The information required by this Item concerning the Company's executive officers is incorporated by reference to Part I, Item 1, "Business - Executive Officers and Certain Key Personnel."

      The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the headings "Director Compensation - Attendance; Committees" and "Executive Compensation" other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock."

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the heading "Certain Transactions with Related Parties."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this Report.

1.    Financial Statements:

      The  following  Financial   Statements  of  Linens  'n  Things,  Inc.  are
incorporated by reference to the Company's 1997 Annual Report to Shareholders:

                                                          Pages in Annual Report
                                                            to Shareholders
                                                           ---------------------
Consolidated Statements of Operations -
   for the years ended December 31, 1997, 1996 and 1995 .....       18

Consolidated Balance Sheets -
   as of December 31, 1997 and 1996 .........................       19

Consolidated Statements of Shareholders' Equity -
   for the years ended December 31, 1997, 1996 and 1995 .....       20

Consolidated Statements of Cash Flows -
   for the years ended December 31, 1997, 1996 and 1995 .....       21

Notes to Consolidated Financial Statements .................. 22 through 28

Independent Auditors' Report ................................       30

2.    Schedules:

      The supplementary income statement schedule is included in this Report.

3.    Exhibits:

      The Exhibits on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

                                                                      Schedule 1

                     Linens 'n Things, Inc. and Subsidiaries
                   Supplementary Income Statement Information
                                 (in thousands)

                        Year Ended           Year Ended           Year Ended
     Item            December 31, 1997    December 31, 1996    December 31, 1995
     ----            ----------------     ----------------     ----------------
Advertising Costs         $25,161              $19,743              $16,950
                          =======              =======              =======

                                  EXHIBIT INDEX

   Exhibit
   Number      Description
   -------     ----------

     3.1       Certificate of Incorporation of the Registrant (1)

     3.2       Amended and Restated Certificate of Incorporation (1)

     3.3       By-Laws of the Registrant (1)

      4        Specimen Certificate of Common Stock (1)

    10.1 Transitional Services Agreement between the Registrant and CVS Corporation (1)

    10.2       Stockholder Agreement between the Registrant and CVS
               Corporation (1)

    10.3 Tax Disaffiliation Agreement between the Registrant and CVS Corporation (1)

    10.4       Subordinated Note between Registrant and CVS (1)

    10.5       Credit Facility (1)

    10.6       Employment Agreement with Norman Axelrod * (1)

    10.7       Employment Agreement with James M. Tomaszewski * (1)

    10.8       Employment Agreement with Steven B. Silverstein * (1)

    10.9       Employment Agreement with Hugh J. Scullin * (1)

    10.10      1996 Incentive Compensation Plan * (1)

    10.11      1996 Non-Employee Director Stock Plan * (1)

      11       Computation of Net Income (Loss) Per Common Share (2)

      12       Computation of Ratio of Earnings to Fixed Charges (2)

      21       List of Subsidiaries (3)

      23a      Consent of KPMG Peat Marwick LLP (2)

      27       Financial Data Schedule (filed electronically with SEC only) (2)

      27a Restated December 31, 1996 Financial Data Schedule (filed electronically with SEC only) (2)

----------
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

(2)   Filed with this Form 10-K.

(3) Incorporated by reference to Exhibit 21 to the Company's 1996 Annual Report on Form 10-K.

*     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K:

      No Current Reports on Form 8-K were filed by the Company during the last quarter of 1997.

      With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Annual Report to Shareholders is not deemed filed as part of this Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Linens 'n Things, Inc.
                                          (Registrant)

                                          By: /S/ NORMAN AXELROD
                                             -----------------------------------
                                              Norman Axelrod
                                              Chairman, Chief Executive Officer
                                              and President

Dated:  March 18, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

          Signature                        Title                      Date
          ---------                        -----                      ----

      /S/ NORMAN AXELROD          Chairman, Chief Executive       March 18, 1998
------------------------------      Officer and President
        Norman Axelrod


     /s/ PHILIP E. BEEKMAN        Director                        March 18, 1998
------------------------------
      Philip E. Beekman

     /s/ HAROLD F. COMPTON        Director                        March 18, 1998
------------------------------
      Harold F. Compton

    /s/ CHARLES C. CONAWAY        Director                        March 18, 1998
------------------------------
     Charles C. Conaway

   /s/ STANLEY P. GOLDSTEIN       Director                        March 18, 1998
------------------------------
    Stanley P. Goldstein


     /s/ WILLIAM T. GILES         Chief Financial Officer         March 18, 1998
------------------------------      (Principal Financial Officer)
      William T. Giles