Form 10-Q
period 1998-03-28
LINENS N THINGS INC
filed 1998-05-12
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 1998

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


                                 (973) 778-1300
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X          No



Number of shares outstanding of the issuer's Common Stock:

         Class                                   Outstanding at May 8, 1998

Common Stock, $0.01 par value                         38,893,306

                                      INDEX


Part I. - Financial Information                                  Page No.
                                                                 --------


     Consolidated Statements of Operations for the
        Thirteen Weeks Ended March 28,1998 and March 29, 1997          3

     Consolidated Balance Sheets as of March 28, 1998,
        December 31, 1997 and March 29, 1997                           4

     Consolidated Statements of Cash Flows for the
        Thirteen Weeks Ended March 28, 1998 and March 29, 1997         5

     Notes to Consolidated Financial Statements                      6-7

     Independent Auditors' Review Report                               8

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations               9-11


Part II. - Other Information                                          12

     Item 4 - Submission of Matters to a Vote of Security Holders     12

     Item 6 - Exhibits and Reports on Form 8-K                        12

     Exhibit Index                                                    12



                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                            Thirteen Weeks Ended
                                                                   ----------------------------------------
                                                                       March 28,              March 29,
                                                                          1998                  1997
                                                                   -------------------     ----------------
                                                                                 (Unaudited)
Net sales                                                          $         218,037         $     179,911
Cost of sales, including buying and warehousing costs                        134,707               111,596
                                                                   -------------------     ----------------
Gross profit                                                                  83,330                68,315

Selling, general and administrative expenses                                  81,133                67,371
                                                                   -------------------     ----------------

Operating profit                                                               2,197                   944

Interest (income) expense, net                                                  (203)                  336
                                                                   -------------------     ----------------

Income before provision for income taxes                                       2,400                   608

Provision for income taxes                                                       925                   256
                                                                   -------------------     ----------------

Net income                                                          $          1,475         $         352
                                                                   ===================     ================

Per share of common stock:

Basic
   Net income                                                        $           0.04        $        0.01
                                                                   -------------------     ----------------

   Weighted average shares outstanding                                         38,763               38,536

Diluted
   Net income                                                        $           0.04         $       0.01
                                                                   -------------------     ----------------

   Weighted average shares outstanding                                         40,206               39,197




         See accompanying notes to consolidated financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           As of March 28, 1998, December 31, 1997 and March 29, 1997
                      (in thousands, except share amounts)

                                                                     March 28,           December 31,          March 29,
                                                                        1998                 1997                 1997
                                                                    (Unaudited)                               (Unaudited)
                                                                  -----------------    -----------------    ----------------
ASSETS
    Current assets:
      Cash and cash equivalents                                   $         26,118     $         39,882     $         3,048
      Accounts receivable, net                                              13,076               13,764              15,738
      Inventories                                                          233,245              223,188             202,166
      Prepaid expenses and other current assets                             11,260               13,058               9,785
                                                                  -----------------    -----------------    ----------------
    Total current assets                                                   283,699              289,892             230,737
    Property and equipment, net                                            154,424              154,480             137,862
    Goodwill, net                                                           21,313               21,526              22,163
    Deferred charges and other noncurrent assets, net                        6,032                6,201               6,117
                                                                  =================    =================    ================
Total assets                                                       $       465,468      $       472,099       $     396,879
                                                                  =================    =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $       102,678     $         98,418       $      67,971
      Accrued expenses and other current liabilities                        52,255               68,099              40,143
      Short-term debt                                                           --                   --               5,720
                                                                  -----------------    -----------------    ----------------
    Total current liabilities                                              154,933              166,517             113,834
     Long-term note                                                             --                   --              13,500
     Deferred income taxes and other long-term liabilities                  26,025               25,547              19,466

    Shareholders' equity:
      Preferred stock, $.01 par value;
           1,000,000 shares authorized;
           none issued and outstanding                                          --                   --                  --
      Common stock, $.01 par value;
              60,000,000 shares authorized;
              38,862,808 issued and outstanding at
              March 28, 1998, 38,633,840 at
              December 31, 1997 and 38,535,516 at March 29, 1997               388                  386                 386
      Additional paid-in capital                                           207,512              204,514             199,996
      Retained earnings                                                     76,610               75,135              49,697
                                                                  -----------------    -----------------    ----------------
    Total shareholders' equity                                             284,510              280,035             250,079

Total liabilities and shareholders' equity                         $       465,468      $       472,099       $     396,879
                                                                  =================    =================    ================


         See accompanying notes to consolidated financial statements.

                                             LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)




                                                                          Thirteen Weeks Ended
                                                                    ---------------------------
                                                                     March 28,       March 29,
                                                                       1998            1997
                                                                    -----------      ----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $       1,475      $      352

   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                                       5,004           4,264
     Deferred income taxes                                                 215             450
     Loss on disposal of assets                                            214             634
     Changes in assets and liabilities:
       Decrease in accounts receivable                                     688           1,646
       Increase in inventories                                         (10,057)            (32)
       Decrease in prepaid expenses and other
              current assets                                             1,592           1,099
       Decrease in accounts payable                                     (4,965)        (19,241)
       Decrease in accrued expenses
            and other liabilities                                       (7,624)         (3,161)
                                                                 ---------------   -------------
   Net cash used in operating activities                               (13,458)        (13,989)
                                                                 ---------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                  (4,780)         (3,875)
                                                                 ---------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term debt                                --           5,720
   Proceeds from common stock exercised under
         stock incentive plans                                           3,000              --
   Increase (decrease) in book overdrafts                                1,474         (11,722)
                                                                 ---------------   -------------
   Net cash provided by (used in) financing activities                   4,474          (6,002)
                                                                 ---------------   -------------

   Net decrease in cash and cash equivalents                           (13,764)        (23,866)
   Cash and cash equivalents at beginning of year                       39,882          26,914
                                                                 ---------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      26,118     $     3,048
                                                                 ===============   =============


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1997 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 28, 1998 and March 29, 1997 and the results of operations and cash flows for the respective thirteen weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The December 31, 1997 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.

2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement, as amended, (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement. As of March 28, 1998, the Company was in compliance with all terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of March 28, 1998, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.

3.  Long-Term Note

In conjunction with the initial public offering, the Company issued a four-year, $13.5 million subordinated note (the "Note") to CVS. The Note provided for forgiveness by CVS, at varying amounts, based upon the proceeds from any sales by CVS of the Company's common stock together with the market value of any common stock that CVS continued to own at December 31, 1997. In May 1997, CVS sold 6,267,658 of its remaining shares of Common Stock, on a pre-split basis, representing substantially all of its holdings (at December 31, 1997, CVS owned no shares of the Company's common stock). As a result of the net proceeds received, $3.5 million was forgiven and contributed as equity by CVS. In July 1997, the Company prepaid the remaining $10.0 million to CVS utilizing cash flows from operations. The Note contained no pre-payment penalties.

4.  Recent Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding of 38,763,054 and 38,535,516 for the thirteen weeks ended March 28, 1998 and March 29, 1997, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The total shares outstanding for the diluted earnings per share calculation were 40,206,136 and 39,196,902 for the thirteen weeks ended March 28, 1998 and March 29, 1997, respectively.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.'d


5.  Subsequent Event

On April 14, 1998, the Board of Directors of the Company approved a two-for-one split of its common stock to be effected in the form of a stock dividend. The stock dividend was one additional share of common stock for each outstanding share of common stock and was distributable on May 7, 1998 to shareholders of record on April 24, 1998. Unless otherwise stated, all references to common shares outstanding and earnings per share in the financial statements, notes to consolidated financial statements, and management's discussion and analysis of financial condition and results of operations are on a post-split basis.


6.   The Year 2000 Issue

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

                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of operations and cash flows for the thirteen week periods ended March 28, 1998 and March 29, 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG Peat Marwick LLP



New York, New York
April 14, 1998

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended March 28, 1998 Compared with Thirteen Weeks Ended March 29, 1997

Net sales increased 21.2% to $218.0 million for the thirteen weeks ended March 28, 1998, up from $179.9 million for the same period last year, primarily as a result of new store openings since March 29, 1997. The thirteen weeks ended March 28, 1998 contained one less selling day compared with the thirteen weeks ended March 29, 1997. Traditional store net sales were less than 4% of total net sales during the thirteen weeks ended March 28, 1998, and will continue to represent a declining percentage of total net sales as more superstores are opened and traditional stores are closed. First quarter comparisons were favorable despite having been moderated by a shift in the Easter selling season, which falls into the second quarter this year versus the first quarter last year. Comparable store net sales for the thirteen weeks ended March 28, 1998 increased 7.5% for the entire chain as compared with 5.7% for the same period last year. Comparable store net sales were strong across all major geographic regions.

During the thirteen weeks ended March 28, 1998, the Company opened three superstores and closed five stores, as compared with opening one superstore and closing five stores during the thirteen weeks ended March 29, 1997. At March 28, 1998, the Company operated 174 stores, of which 156 were superstores, as compared with 165 stores, of which 132 were superstores, at March 29, 1997. Store square footage increased approximately 18% to 5,552,000 at March 28, 1998 compared with 4,696,000 at March 29, 1997.

For the thirteen weeks ended March 28, 1998, net sales of "things" merchandise increased approximately 25% over net sales of "things" merchandise during the same period in 1997, while net sales of "linens" merchandise increased approximately 20% over net sales of "linens" merchandise during the same period in 1997. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise resulted primarily from the growth in the number of superstore locations, which carry a larger line of "things" merchandise, as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirteen weeks ended March 28, 1998 was $83.3 million, or 38.2% of net sales, compared with $68.3 million, or 38.0% of net sales, for the same period in 1997. The increase in gross profit was due to improvements in the selling mix and slightly lower markdowns. These improvements were offset by a slight increase in freight expense as a percent of net sales, due to the timing of receipts, which was moderated by a shift in the Easter selling season, which falls into the second quarter this year versus the first quarter last year.

Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended March 28, 1998 were $81.1 million, or 37.2% of net sales, compared with $67.4 million, or 37.5% of net sales, for the same period in 1997. This decrease as a percentage of net sales is primarily a function of better leveraging of expenses.

Operating profit for the thirteen weeks ended March 28, 1998 increased to $2.2 million, or 1.0% of net sales, compared with $0.9 million, or 0.5% of net sales, for the same period in 1997.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company earned net interest income of approximately $203,000 (net of commitment fees in connection with the Credit Agreement) for the thirteen weeks ended March 28, 1998 compared with net interest expense of approximately $336,000 for the same period in 1997. The Company was in a net average investment position of $26.7 million (in cash equivalents) for the thirteen weeks ended March 28, 1998 as compared with net average borrowings of $7.7 million for the same period in 1997. The reduction in net average borrowings is a result of the elimination of the $13.5 million note to CVS ($10.0 million payment and $3.5 million forgiveness from CVS), as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the thirteen weeks ended March 28, 1998 was $0.9 million as compared with $0.3 million for the same period in 1997. Through tax planning initiatives, the Company expects to reduce its effective tax rate to approximately 38.5% for the year ending December 31, 1998, as compared with 42.0% for the year ended December 31, 1997. The effect of this reduction in tax rate is expected to be maintained going forward.

Net income for the thirteen weeks ended March 28, 1998 increased to $1.5 million or $0.04 per share, compared with $0.4 million, or $0.01 per share, for the same period in 1997. Both per share amounts are adjusted for the stock split as indicated in Note 5.

Liquidity and Capital Resources

The Company's capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $90 million three year revolving credit facility, as amended, expiring March 31, 2001, which can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met, and $25 million from uncommitted lines of credit. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, the revolving credit facility and the uncommitted lines of credit will be sufficient to handle anticipated capital expenditures and working capital requirements in the foreseeable future.

Net cash used in operating activities for the thirteen weeks ended March 28, 1998 was $13.5 million compared with $14.0 million for the same period in 1997. The slight decrease in net cash used in operating activities was due to improved working capital management as well as an increase in net income. The Company has reduced inventory per square foot by 2% compared with last year. Total inventory only increased 15% compared to a sales increase of 21.2%. Accounts payable also increased over last year due to increased inventory levels and the timing of vendor payments.

Net cash used in investing activities during the thirteen weeks ended March 28, 1998 was $4.8 million compared with $3.9 million for the same period in 1997. The increase from the thirteen week period in 1997 is associated with the timing and number of the Company's new store openings.

Net cash provided by financing activities during the thirteen weeks ended March 28, 1998 was $4.5 million compared with net cash used in financing activities of $6.0 million for the same period in 1997. Net cash provided during the thirteen weeks ended March 28, 1998 was primarily the result of proceeds received from common stock exercised under stock incentive plans as well as the timing of the settlement of vendor payments. Net cash used during the thirteen weeks ended March 29, 1997 was primarily the result of the timing of the settlement of vendor payments offset by short-term borrowings of $5.7 million.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Seasonality

The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and net income for the year during the third and fourth quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.


Forward-Looking Statements

This Quarterly Report to Shareholders contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The
statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other superstore retailers and from department stores which carry other products including certain designer products not carried by the Company's stores, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as
filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

 PART II - OTHER INFORMATION


Item 4 - Submission  of Matters to a Vote of Security Holders
-------------------------------------------------------------

On May 5, 1998,  the Company  held its Annual  Meeting of  Shareholders.  At the
Annual Meeting, Stanley P. Goldstein was re-elected as a director, with 33,642,340 shares voted for and 319,950 shares withheld. Directors whose term of office continued following the meeting were: Norman Axelrod, Philip E. Beekman, Harold F. Compton and Charles C. Conaway.



Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      EXHIBIT INDEX

 EXHIBIT
 NUMBER    DESCRIPTION


    11   Computation of Net Income Per Common Share

    15   Letter re unaudited interim financial information

    27   Financial Data Schedule (filed electronically with SEC only)


    (b)  Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the thirteen week period ended March 28, 1998.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LINENS 'N THINGS, INC.
                                                          (Registrant)


                                                   WILLIAM T. GILES
                                              By:-------------------------------
                                                   William T. Giles
                                                   Chief Financial Officer
                                                   (Duly authorized officer and
                                                    principal financial officer)
Date:   May 12, 1998