Form 10-Q
period 1998-06-27
LINENS N THINGS INC
filed 1998-07-22
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 27, 1998

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
                                                 Yes   X          No



Number of shares outstanding of the issuer's Common Stock:

              Class                            Outstanding at July 15, 1998

 Common Stock, $0.01 par value                  38,968,078

                                      INDEX

Part I. - Financial Information                                          Page No.
                                                                         --------

     Consolidated Statements of Operations for the
       Thirteen Weeks and Twenty-Six Weeks
       Ended June 27,1998 and June 28, 1997                                    3

     Consolidated Balance Sheets as of June 27, 1998,
       December 31, 1997 and June 28, 1997                                     4

     Consolidated Statements of Cash Flows for the
        Twenty-Six Weeks Ended June 27, 1998 and June 28, 1997                 5

     Notes to Consolidated Financial Statements                              6-7

     Independent Auditors' Review Report                                       8

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       9-12


Part II. - Other Information                                                  13

     Item 6 - Exhibits and Reports on Form 8-K                                13

     Exhibit Index                                                            13




                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                 Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                           --------------------------------- ------------------------------------
                                                              June 27,         June 28,              June 27,        June 28,
                                                                1998             1997                  1998            1997
                                                           ---------------- ----------------     ----------------- --------------
                                                                      (unaudited)                         (unaudited)
Net sales                                                   $     222,094     $    185,723          $    440,131     $   365,634

Cost of sales, including buying and warehousing costs             133,218          113,204               267,925         224,800
                                                           ---------------- ----------------     ----------------- --------------

Gross profit                                                       88,876           72,519                172,206        140,834

Selling, general and administrative expenses                       84,179           70,204                165,312        137,575
                                                           ---------------- ----------------     ----------------- --------------

Operating profit                                                    4,697            2,315                  6,894          3,259

Interest expense (income), net                                        103              609                  (100)            945
                                                           ---------------- ----------------     ----------------- --------------

Income before provision for income taxes                            4,594            1,706                  6,994          2,314

Provision for income taxes                                          1,768              716                  2,693            972
                                                           ---------------- ----------------     ----------------- --------------

Net income                                                   $      2,826    $         990         $        4,301   $      1,342
                                                           ================ ================     ================= ==============

Per share of common stock:

Basic
   Net income                                                $        0.07   $         0.03       $          0.11  $        0.03

   Weighted average shares outstanding                              38,885           38,536                38,824         38,536

Diluted
   Net income                                                $        0.07   $         0.03       $          0.11  $        0.03

   Weighted average shares outstanding                              40,500           39,394                40,354         39,296

          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            As of June 27, 1998, December 31, 1997 and June 28, 1997
                      (in thousands, except share amounts)

                                                                      June 27,            December 31,           June 28,
                                                                        1998                  1997                 1997
                                                                  ------------------    -----------------    -----------------
                                                                     (Unaudited)                               (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                    $          4,858     $         39,882       $        3,148
      Accounts receivable, net                                               17,559               13,764               12,776
      Inventories                                                           271,265              223,188              208,376
      Prepaid expenses and other current assets                              15,848               13,058                9,064
                                                                  ------------------    -----------------    -----------------
    Total current assets                                                    309,530              289,892              233,364

    Property and equipment, net                                             158,101              154,480              144,211
    Goodwill, net                                                            21,101               21,526               21,951
    Deferred charges and other noncurrent assets, net                         6,207                6,201                5,953
                                                                  ------------------    -----------------    -----------------

Total assets                                                       $        494,939      $       472,099         $    405,479
                                                                  ==================    =================    =================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                             $        119,888     $         98,418         $     73,271
      Accrued expenses and other current liabilities                         55,291               68,099               46,065
      Short-term debt                                                            --                   --                  840
                                                                  ------------------    -----------------    -----------------
    Total current liabilities                                               175,179              166,517              120,176

    Long-term note                                                               --                   --               10,000
    Deferred income taxes and other long-term liabilities                    32,903               25,547               20,722

    Shareholders' equity:
      Preferred stock, $.01 par value;
         1,000,000 shares authorized;
         none issued and outstanding                                             --                   --                   --

      Common stock, $.01 par value;
        60,000,000 shares authorized;
        38,898,106 issued and outstanding at
        June 27, 1998, 38,633,840 at December 31,
        1997 and 38,536,916 at June 28, 1997                                    389                  386                  385
      Additional paid-in capital                                            208,093              204,514              203,509
      Retained earnings                                                      79,436               75,135               50,687
      Treasury stock, at cost; 69,868 shares  at June 27,
      1998                                                                   (1,061)                  --                   --
                                                                  ------------------    -----------------    -----------------
Total shareholders' equity                                                  286,857              280,035              254,581

Total liabilities and shareholders' equity                           $      494,939      $       472,099         $    405,479
                                                                  ==================    =================    =================


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                          Twenty-Six Weeks Ended
                                                                 -----------------------------------------
                                                                      June 27,              June 28,
                                                                        1998                  1997
                                                                 -------------------    ------------------
                                                                               (Unaudited)
Cash flows from operating activities:
Net income                                                            $      4,301          $      1,342
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                           10,218                8,627
     Deferred income taxes                                                      209                 1,452
     Loss on disposal of assets                                                 517                   697
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                           (3,795)                4,608
       Increase in inventories                                             (48,077)               (6,242)
       (Increase) decrease in prepaid expenses
               and other current assets                                     (2,151)                 1,550
         Increase in deferred charges                                         (354)                    --
       Increase (decrease) in accounts payable                                4,536               (2,605)
       Increase (decrease) in accrued expenses
            and other liabilities                                             1,580               (4,560)
                                                                 -------------------    ------------------
   Net cash (used in) provided by operating activities                     (33,016)                 4,869
                                                                 -------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                     (13,584)              (14,274)
                                                                 -------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                                     --                   840
   Proceeds from common stock issued under
         stock incentive plans                                                3,582                   --
   Increase in treasury stock                                               (1,061)                   --
   Increase (decrease) in book overdrafts                                     9,055              (15,201)
                                                                 -------------------    ------------------
   Net cash provided by (used in) financing activities                       11,576              (14,361)
                                                                 -------------------    ------------------

   Net decrease in cash and cash equivalents                               (35,024)              (23,766)
   Cash and cash equivalents at beginning of year                            39,882               26,914
                                                                 -------------------    ------------------

Cash and cash equivalents at end of period                        $          4,858      $          3,148
                                                                 ===================    ==================


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1997 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 27,1998 and June 28,1997 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement, as amended (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement. As of June 27, 1998, the Company was in compliance with all terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of June 27, 1998, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.

3.  Long-Term Note

In conjunction with the initial public offering, the Company issued a four-year, $13.5 million subordinated note (the "Note") to CVS. The Note provided for forgiveness by CVS, at varying amounts, based upon the proceeds from any sales by CVS of the Company's common stock together with the market value of any common stock that CVS continued to own at December 31, 1997. In May 1997, CVS sold 6,267,658 of its remaining shares of Common Stock, on a pre-split basis, representing substantially all of its holdings (at December 31, 1997, CVS owned no shares of the Company's common stock). As a result of the net proceeds received, $3.5 million of the Note was forgiven and contributed as equity by CVS. In July 1997, the Company prepaid the remaining $10.0 million to CVS utilizing cash flows from operations. The Note contained no pre-payment penalties.

4.  Recent Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding of 38,885,000 and 38,536,000 for the thirteen weeks ended June 27, 1998 and June 28, 1997, respectively and 38,824,000 and 38,536,000 for the twenty-six weeks ended June 27, 1998 and June 28, 1997, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The weighted average shares outstanding for the diluted earnings per share calculation were 40,500,000 and 39,394,000 for the thirteen weeks ended June 27, 1998 and June 28, 1997, respectively and 40,354,000 and 39,296,000 for the twenty-six weeks ended June 27, 1998 and June 28, 1997, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.'d


5.  Stockholders' Equity

On April 14, 1998, the Board of Directors of the Company approved a two-for-one split of its common stock to be effected in the form of a stock dividend. The stock dividend was one additional share of common stock for each outstanding share of common stock and was distributed on May 7, 1998 to shareholders of record on April 24, 1998. Unless otherwise stated, all references to common shares outstanding and earnings per share in the financial statements, notes to consolidated financial statements, and management's discussion and analysis of financial condition and results of operations are on a post-split basis.

Additions to treasury stock represent a contribution of restricted shares of the Company's common stock to the deferred compensation plan (see Note 6 below).

6.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At June 27, 1998 the liability under the Plan, which is reflected in other long-term liabilities, was $5.2 million.

7.  The Year 2000 Issue

The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 ("Y2K") problem and developed a plan to resolve the issue. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management presently believes that the Company has substantially completed its Y2K conversion for the majority of its computer systems which are now Y2K compliant. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or operations.

                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related consolidated statements of cash flows for the twenty-six week periods ended June 27, 1998 and June 28, 1997. These consolidated financial statements are the responsibility of the Company's management.

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



New York, New York
July 14, 1998

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended June 27, 1998 Compared with Thirteen Weeks Ended June 28, 1997

Net sales increased 19.6% to $222.1 million for the thirteen weeks ended June 27, 1998, up from $185.7 million for the same period in 1997, primarily as a result of new store openings since June 28, 1997. During 1998, the Company shifted the timing of its semi-annual clearance event, normally held in June to the Fall season. In spite of this shift, comparable store net sales for the thirteen weeks ended June 27, 1998 were consistent with last year at 6.0% for the entire chain. However, comparable store net sales would have been positively impacted for the thirteen weeks ended June 27, 1998 had the Company not shifted its clearance event. Comparable store net sales continued to remain strong across most major geographic regions, particularly in the Northeast.

During the thirteen weeks ended June 27, 1998, the Company opened eight superstores and closed four stores, as compared with opening seven superstores and closing four stores during the same period in 1997. At June 27, 1998, the Company operated 178 stores, of which 163 were superstores, as compared with 168 stores, of which 138 were superstores, at June 28, 1997. Store square footage increased approximately 17% to 5,787,000 at June 27, 1998 compared with 4,964,000 at June 28, 1997.

For the thirteen weeks ended June 27, 1998, net sales of "things" merchandise increased approximately 30% over the same period in 1997, while net sales of "linens" merchandise increased approximately 15% over the same period in 1997. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirteen weeks ended June 27, 1998 was $88.9 million, or 40.0% of net sales, compared with $72.5 million, or 39.0% of net sales, for the same period in 1997. The increase in gross profit was due to improvements in the selling mix as well as lower markdowns due to the shift in the clearance event from the second quarter to the Fall season. These improvements were partially offset by a slight increase in logistics expense as a percentage of net sales.

Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended June 27, 1998 were $84.2 million, or 37.9% of net sales, compared with $70.2 million, or 37.8% of net sales, for the same period in 1997. This increase as a percentage of net sales is primarily a function of the shift in the clearance event which impacted expenses by reducing sales leverage. In addition, although advertising expenses were reduced by shifting the clearance event to the Fall season, this savings was offset by additional selling expense as the Company continues to improve guest service levels through increased staffing. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance. In addition, the Company incurred $500,000 of costs in the second quarter relating to the implementation of the tax planning initiatives designed to reduce the Company's effective tax rate, which was previously announced on February 4, 1998.

Operating profit for the thirteen weeks ended June 27, 1998 increased to $4.7 million, or 2.1% of net sales, compared with $2.3 million, or 1.2% of net sales, for the same period in 1997.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company incurred net interest expense of approximately $103,000 (including commitment fees in connection with the Credit Agreement) for the thirteen weeks ended June 27, 1998 compared with approximately $609,000 for the same period in 1997. The savings in interest expense compared to the same period in 1997 was primarily due to the fact that the Company was in a net average borrowing position of $1.3 million for the thirteen weeks ended June 27, 1998 as compared with $25.0 million for the same period in 1997. Also contributing to the savings were lower fees from renegotiation of the $90 million Credit Agreement which was amended effective March 31, 1998. The reduction in net average borrowings is a result of the elimination of the $13.5 million note to CVS ($10.0 million payment and $3.5 million forgiveness from CVS), as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the thirteen weeks ended June 27, 1998 was $1.8 million as compared with $0.7 million for the same period in 1997. Through tax planning initiatives, the Company expects to reduce its effective tax rate to approximately 38.5% for the year ending December 31, 1998, as compared with 42.0% for the year ended December 31, 1997. The effect of this reduction in tax rate is expected to be maintained going forward.

Net income for the thirteen weeks ended June 27, 1998 increased to $2.8 million or $0.07 per share, compared with $990,000, or $0.03 per share, for the same period in 1997. Both per share amounts are adjusted for the stock split as indicated in Note 5 to the consolidated financial statements.

Twenty-Six Weeks Ended June 27, 1998 Compared with Twenty-Six Weeks Ended June 28,1997

Net sales increased 20.4% to $440.1 million for the twenty-six weeks ended June 27, 1998 as compared with $365.6 million for the same period in 1997, primarily as a result of new store openings since June 28, 1997. Comparable store net sales for the twenty-six weeks ended June 27, 1998 increased 6.7% for the entire chain as compared with 5.9% for the same period in 1997. During the twenty-six weeks ended June 27, 1998, the Company opened eleven superstores and closed nine stores, as compared with having opened eight superstores and closed nine stores during the same period in 1997.

For the twenty-six weeks ended June 27, 1998, net sales of "things" merchandise increased approximately 25% over the same period in 1997, while net sales of "linens" merchandise increased approximately 15% over the same period in 1997. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business, as well as the overall expansion of the product categories in existing stores.

Gross profit for the twenty-six weeks ended June 27, 1998 was $172.2 million, or 39.1% of net sales, compared with $140.8 million, or 38.5% of net sales, for the same period in 1997. The increase in gross profit was due to improvements in the selling mix as well as lower markdowns due to the shift in the clearance event from the second quarter to the fall season. These improvements were partially offset by a slight increase in logistics expense as a percentage of net sales. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results.

SG&A expenses for the twenty-six weeks ended June 27, 1998 were $165.3 million, or 37.6% of net sales, compared with $137.6 million, or 37.6% of net sales, for the same period in 1997. The SG&A expense rate for the twenty-six weeks ended June 27, 1998 was impacted by the shift in the clearance event which impacted expenses by reducing sales leverage. In addition, the Company incurred $1.0 million of expenses relating to the implementation of the tax planning initiatives designed to reduce the effective tax rate, which was previously announced on February 4, 1998.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating profit for the twenty-six weeks ended June 27, 1998 increased to $6.9 million, or 1.6% of net sales, as compared with $3.3 million, or 0.9% of net sales, for the same period in 1997.

Net interest income (net of commitment fees in connection with the $90 million Credit Agreement) for the twenty-six weeks ended June 27, 1998 was approximately $100,000 compared with net interest expense of approximately $945,000 during the same period in 1997. The savings in interest expense compared to the same period in 1997 was primarily due to the fact that the Company was in a net average investment position of $12.4 million during the twenty-six week period ending June 27, 1998 as compared with a net average borrowing position of $16.6 million for the same period in 1997. Also contributing to the savings were lower fees from renegotiation of the $90 million Credit Agreement which was amended effective March 31, 1998. The reduction in net average borrowings is a result of the elimination of the $13.5 million note to CVS ($10.0 million payment and $3.5 million forgiveness from CVS), as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the twenty-six weeks ended June 27, 1998 was $2.7 million compared with $972,000 for the same period in 1997. Through tax planning initiatives, the Company expects to reduce its effective tax rate to approximately 38.5% for the year ending December 31, 1998, as compared with 42.0% for the year ended December 31, 1997. The effect of this reduction in tax rate is expected to be maintained going forward.

Net income for the twenty-six weeks ended June 27, 1998 was $4.3 million, or $0.11 per share, compared with $1.3 million, or $0.03 per share, for the same period in 1997.

Liquidity and Capital Resources

The Company's capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital, as well as a second distribution center which is currently planned to open in the second quarter of 1999. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $90 million three year revolving credit facility, as amended, expiring March 31, 2001, which can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. This agreement allows for up to $25 million in borrowings from uncommitted lines of credit. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, the revolving credit facility and the uncommitted lines of credit will be sufficient to handle anticipated capital expenditures and working capital requirements in the foreseeable future.

Net cash used in operating activities for the twenty-six weeks ended June 27, 1998 was $33.0 million compared with net cash provided by operating activities of $4.9 million for the same period in 1997. This change is primarily a result of an increase in inventory levels of $48.1 million, an increase of 30%, which was due to the shift in the clearance event to the Fall season, as well as an increase in the number of stores and store inventory levels in order to support the comparable store net sales growth. This increase was offset by an increase in accounts payable over last year which was due to increased inventory levels and the timing of vendor payments.

Net cash used in investing activities during the twenty-six weeks ended June 27, 1998 was $13.6 million compared with $14.3 million for the same period in 1997. This decrease from the same period in 1997 is associated with the timing and number of the Company's new store openings.

Net cash provided by financing activities during the twenty-six weeks ended June 27, 1998 was $11.6 million compared with net cash used in financing activities of $14.4 million for the same period in 1997. Net cash provided during the twenty-six weeks ended June 27, 1998 was primarily the result of the timing and settlement of vendor payments as well as the proceeds received from common stock issued under stock incentive plans. Net cash used during the twenty-six weeks ended June 28, 1997 was primarily the result of the timing of the settlement of vendor payments.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The
statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain material risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other superstore retailers and from department stores which carry other products including certain designer products not carried by the Company's stores, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as
filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

 PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


(a)      EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

11       Computation of Net Income Per Common Share

15       Letter re unaudited interim financial information

27       Financial Data Schedule (filed electronically with SEC only)



 (b)     Reports on Form 8-K:

         The Company filed a report on Form 8-K dated April 14, 1998 (date of earliest event reported) reporting that the Board of Directors approved a two-for-one split of the Company's common stock to be effected in the form of a stock dividend.

         Additionally, the Company filed a report on Form 8-K dated March 31, 1998 (date of earliest event reported) reporting that the Company entered into a credit agreement with The Bank of New York and BNY
         Capital Markets, Inc. which amends and restates its previous credit agreement dated as of November 20, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LINENS 'N THINGS, INC.
                                                     (Registrant)


                                              WILLIAM T. GILES
                                          By:-----------------------------------
                                              William T. Giles
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                               principal financial officer)
Date:   July 22, 1998


                                                                                                                   EXHIBIT 11
                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (in thousands, except per share data)


                                                                 For the Thirteen Weeks Ended      For the Twenty-Six Weeks Ended
                                                                -------------------------------- -----------------------------------
                                                                  June 27,           June 28,         June 27,           June 28,
                                                                     1998              1997              1998              1997
                                                                --------------     -------------     ------------      -------------
                                                                          (Unaudited)                         (Unaudited)
Basic

    Weighted-average number of shares outstanding                      38,885            38,536           38,824             38,536
                                                                ==============     =============     ============      =============

    Net income applicable to common shares                            $ 2,826          $    990          $ 4,301            $ 1,342
                                                                ==============     =============     ============      =============

    Per-share amounts
        Net income per share                                            $0.07             $0.03            $0.11              $0.03
                                                                ==============     =============     ============      =============

Diluted

    Weighted-average number of shares outstanding                      40,500            39,394           40,354             39,296
                                                                ==============     =============     ============      =============

    Net income applicable to common shares                            $ 2,826          $    990          $ 4,301            $ 1,342
                                                                ==============     =============     ============      =============

    Per-share amounts
        Net income per share                                            $0.07             $0.03            $0.11              $0.03
                                                                ==============     =============     ============      =============
