Form 10-Q
period 1998-09-26
LINENS N THINGS INC
filed 1998-11-10
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 26, 1998

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
                                                     Yes   X          No



Number of shares outstanding of the issuer's Common Stock:

               Class                             Outstanding at November 5, 1998

  Common Stock, $0.01 par value                            38,941,705

                                      INDEX


Part I. - Financial Information                                                         Page No.
                                                                                        --------

     Consolidated Statements of Operations for the
       Thirteen Weeks and Thirty-Nine Weeks
       Ended September 26,1998 and September 27, 1997                                         3

     Consolidated Balance Sheets as of September 26, 1998,
       December 31, 1997 and September 27, 1997                                               4

     Consolidated Statements of Cash Flows for the
        Thirty-Nine Weeks Ended September 26, 1998
       and September 27, 1997                                                                 5

     Notes to Consolidated Financial Statements                                             6-7

     Independent Auditors' Review Report                                                      8

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                      9-13


Part II. - Other Information                                                                 14

     Item 6 - Exhibits and Reports on Form 8-K                                               14

     Exhibit Index                                                                           14




                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                              Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                        ---------------------------------- -------------------------------------
                                                         September 26,    September 27,         September 26,    September 27,
                                                             1998              1997                 1998             1997
                                                        ---------------- -----------------     ---------------- ----------------
                                                                    (Unaudited)                         (Unaudited)
Net sales                                                      $278,642          $225,239             $718,773         $590,873

Cost of sales, including buying and warehousing costs           167,450           135,993              435,375          360,792
                                                        ---------------- -----------------     ---------------- ----------------

Gross profit                                                    111,192            89,246              283,398          230,081

Selling, general and administrative expenses                     93,168            76,229              258,480          213,808
                                                        ---------------- -----------------     ---------------- ----------------

Operating profit                                                 18,024            13,017               24,918           16,273

Interest expense, net                                               105                26                    5              972
                                                        ---------------- -----------------     ---------------- ----------------

Income before provision for income taxes                         17,919            12,991               24,913           15,301

Provision for income taxes                                        6,901             5,459                9,594            6,429
                                                        ---------------- -----------------     ---------------- ----------------

Net income                                                    $  11,018         $   7,532              $15,319         $  8,872
                                                        ================ =================     ================ ================

Per share of common stock:

Basic
   Net income                                                     $0.28             $0.20                $0.39            $0.23

   Weighted average shares outstanding                           38,955            38,617               38,868           38,563

Diluted
   Net income                                                     $0.27             $0.19                $0.38            $0.23

   Weighted average shares outstanding                           40,508            39,676               40,387           39,423




See accompanying notes to consolidated financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       As of September 26, 1998, December 31, 1997 and September 27, 1997
                      (in thousands, except share amounts)

                                                                    September 26,         December 31,          September 27,
                                                                        1998                  1997                  1997
                                                                  ------------------    -----------------    -------------------
                                                                     (Unaudited)                                (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                     $        15,847     $         39,882      $          15,719
      Accounts receivable, net                                               19,810               13,764                 16,737
      Inventories                                                           294,161              223,188                225,716
      Prepaid expenses and other current assets                              16,586               13,058                  9,174
                                                                  ------------------    -----------------    -------------------
    Total current assets                                                    346,404              289,892                267,346

    Property and equipment, net                                             164,093              154,480                149,771
    Goodwill, net                                                            20,889               21,526                 21,738
    Deferred charges and other noncurrent assets, net                         5,477                6,201                  5,789
                                                                  ------------------    -----------------    -------------------

Total assets                                                        $       536,863      $       472,099       $        444,644
                                                                  ==================    =================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                              $       136,807     $         98,418      $          98,605
      Accrued expenses and other current liabilities                         66,741               68,099                 60,909
                                                                  ------------------    -----------------    -------------------
    Total current liabilities                                               203,548              166,517                159,514

    Deferred income taxes and other long-term liabilities                    34,355               25,547                 22,373

    Shareholders' equity:
      Preferred stock, $.01 par value;
           1,000,000 shares authorized;
           none issued and outstanding                                           --                   --                     --

      Common stock, $.01 par value;
           60,000,000 shares authorized;
           38,975,698 issued and 38,922,365 outstanding
           at September 26, 1998, 38,633,840 issued and
           outstanding at December 31, 1997 and 38,616,524 at
           September 27, 1997                                                   390                  386                    386

      Additional paid-in capital                                            209,507              204,514                204,154
      Retained earnings                                                      90,453               75,135                 58,217
           Treasury stock, at cost; 53,333 shares  at
             September 26, 1998                                              (1,390)                   --                     --
                                                                  ------------------    -----------------    -------------------
    Total shareholders' equity                                              298,960              280,035                262,757

Total liabilities and shareholders' equity                          $       536,863      $       472,099      $         444,644
                                                                  ==================    =================    ===================


See accompanying notes to consolidated financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                         Thirty-Nine Weeks Ended
                                                                 -----------------------------------------
                                                                   September 26,          September 27,
                                                                        1998                  1997
                                                                 -------------------    ------------------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $         15,319      $          8,872
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                          15,766                13,058
     Deferred income taxes                                                   2,056                 2,495
     Loss on disposal of assets                                                652                 1,342
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                           (6,046)                  647
       Increase in inventories                                             (70,973)              (23,582)
       (Increase) decrease in prepaid expenses
               and other current assets                                     (2,889)                1,440
       Decrease in deferred charges                                            197                    --
       Increase in accounts payable                                         22,836                17,925
       Increase in accrued expenses and other
               liabilities                                                  12,565                19,686
                                                                 -------------------    ------------------

   Net cash (used in) provided by operating activities                     (10,517)               41,883
                                                                 -------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                     (24,867)              (24,534)
                                                                 -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in due to related parties                                          --                (10,000)
   Proceeds from common stock issued under
         stock incentive plans                                               4,997                    --
   Purchase of treasury stock                                               (1,390)                   --
   Increase (decrease) in book overdrafts                                    7,742               (18,544)
                                                                 -------------------    ------------------
   Net cash provided by (used in) financing activities                      11,349               (28,544)
                                                                 -------------------    ------------------

   Net decrease in cash and cash equivalents                               (24,035)              (11,195)
   Cash and cash equivalents at beginning of year                           39,882                26,914
                                                                 -------------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $         15,847      $         15,719
                                                                 ===================    ==================



See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1997 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 26, 1998 and September 27, 1997 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as set forth in the Credit Agreement. As of September 26, 1998, the Company was in compliance with all terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of September 26, 1998, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.

3.  Long-Term Note

In conjunction with its 1996 initial public offering, the Company issued a four-year, $13.5 million subordinated note (the "Note") to CVS. The Note provided for forgiveness by CVS, at varying amounts, based upon the proceeds from any sales by CVS of the Company's common stock together with the market value of any common stock that CVS continued to own at December 31, 1997. In May 1997, CVS sold 6,267,658 of its remaining shares of Common Stock, on a pre-split basis, representing substantially all of its holdings (at December 31, 1997, CVS owned no shares of the Company's common stock). As a result of the net proceeds received, $3.5 million of the Note was forgiven and contributed as equity by CVS. In July 1997, the Company prepaid the remaining $10.0 million to CVS utilizing cash flows from operations. The Note contained no pre-payment penalties.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.'d


4.  Recent Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding of 38,955,000 and 38,617,000 for the thirteen weeks ended September 26, 1998 and September 27, 1997, respectively, and 38,868,000 and 38,563,000 for the thirty-nine weeks ended September 26, 1998 and September 27, 1997, respectively. Diluted earnings per share has been computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The weighted-average shares outstanding for the diluted earnings per share calculation were 40,508,000 and 39,676,000 for the thirteen weeks ended September 26, 1998 and September 27, 1997, respectively, and 40,387,000 and 39,423,000 for the thirty-nine weeks ended September 26, 1998 and September 27, 1997, respectively.


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


6.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At September 26, 1998, the liability under the Plan, which is reflected in other long-term liabilities, was $4.0 million.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of September 26, 1998 and September 27, 1997, and the related consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related consolidated statements of cash flows for the thirty-nine week periods ended September 26, 1998 and September 27, 1997. These consolidated financial statements are the responsibility of the Company's management.

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



New York, New York
October 13, 1998

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended September 26, 1998 Compared with Thirteen Weeks Ended September 27, 1997

Net sales  increased  23.7% to  $278.6  million  for the  thirteen  weeks  ended
September 26, 1998, up from $225.2 million for the same period in 1997, primarily as a result of new store openings since September 27, 1997. During 1998, the Company shifted the timing of its semi-annual clearance event, normally held in June, to the Fall season. Comparable store net sales for the thirteen weeks ended September 26, 1998 were 11.2% as compared with 6.7% for the same period last year. Taking into account the shift in the clearance event from the second quarter to the third quarter, the combined comparable store net sales for the second and third quarters were 8.8% as compared with 6.4% for the same time period last year. Comparable store net sales as a whole continued to remain strong across most major geographic regions.

During the thirteen weeks ended September 26, 1998, the Company opened six superstores and closed one store, compared with opening eight superstores and closing six stores during the same period in 1997. At September 26, 1998, the Company operated 183 stores, of which 169 were superstores, compared with 170 stores, of which 146 were superstores, at September 27, 1997. Store square footage increased approximately 15.2% to 5,990,000 at September 26, 1998 compared with 5,201,000 at September 27, 1997.

For the thirteen weeks ended September 26, 1998, net sales of "things" merchandise increased approximately 30% over the same period in 1997, while net sales of "linens" merchandise increased approximately 20% over the same period in 1997. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirteen weeks ended September 26, 1998 was $111.2 million, or 39.9% of net sales, compared with $89.2 million, or 39.6% of net sales, for the same period in 1997. The increase in gross profit was primarily due to improvements in the selling mix. These improvements were offset by a slight increase in markdowns due to the shift in the clearance event from the second quarter to the third quarter as well as increased freight costs that were due to timing of receipts.

Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended September 26, 1998 were $93.2 million, or 33.4% of net sales, compared with $76.2 million, or 33.8% of net sales, for the same period in 1997. This decrease as a percentage of net sales is primarily a function of increased sales leverage through strong comparable store net sales coupled with fewer store openings and closings than in the same period in 1997. However, these savings were offset by additional selling expense as the Company continues to improve guest service levels through increased payroll. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance.

Operating profit for the thirteen weeks ended September 26, 1998 increased to $18.0 million, or 6.5% of net sales, compared with $13.0 million, or 5.8% of net sales, for the same period in 1997.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company incurred net interest expense of approximately $105,000 (including commitment fees in connection with the Company's $90 million credit agreement) for the thirteen weeks ended September 26, 1998, compared with approximately $26,000 for the same period in 1997. The slight increase in net interest expense compared with the same period in 1997 was primarily due to the fact that the Company was in a net average borrowing position of $1.6 million for the thirteen weeks ended September 26, 1998, compared with a net average investment position of $10.6 million for the same period in 1997. This increase was offset through lower commitment fees from renegotiation of the $90 million credit agreement that was amended effective March 31, 1998. See "Liquidity and Capital Resources."

The Company's income tax expense for the thirteen weeks ended September 26, 1998 was $6.9 million as compared with $5.5 million for the same period in 1997. Through tax planning initiatives, the Company has reduced its effective tax rate to approximately 38.5% for the year ending December 31, 1998, compared with 42.0% for the year ended December 31, 1997.

Net income for the thirteen weeks ended September 26, 1998 increased to $11.0 million or $0.27 per share, compared with $7.5 million, or $0.19 per share, for the same period in 1997. Both per share amounts are adjusted for the stock split as indicated in Note 5 to the consolidated financial statements.

Thirty-Nine Weeks Ended September 26, 1998 Compared with Thirty-Nine Weeks Ended September 27, 1997

Net sales increased 21.6% to $718.8 million for the thirty-nine weeks ended September 26, 1998 compared with $590.9 million for the same period in 1997, primarily as a result of new store openings since September 27, 1997. Comparable store net sales for the thirty-nine weeks ended September 26, 1998 increased 8.4% compared with 6.2% for the same period in 1997. During the thirty-nine weeks ended September 26, 1998, the Company opened 17 superstores and closed 10 stores, compared with opening 16 superstores and closing 15 stores during the same period in 1997.

For the thirty-nine weeks ended September 26, 1998, net sales of "things" merchandise increased approximately 30% over the same period in 1997, while net sales of "linens" merchandise increased approximately 20% over the same period in 1997. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business, as well as the overall expansion of the product categories in existing stores.

Gross profit for the thirty-nine weeks ended September 26, 1998 was $283.4 million, or 39.4% of net sales, compared with $230.1 million, or 38.9% of net sales, for the same period in 1997. The increase in gross profit was due to improvements in the selling mix as well as lower markdowns. These improvements were partially offset by a slight increase in freight expense as a percentage of net sales. Gross margin for both "linens" and "things" merchandise increased consistent with the Company's consolidated results.

SG&A expenses for the thirty-nine weeks ended September 26, 1998 were $258.5 million, or 36.0% of net sales, compared with $213.8 million, or 36.2% of net sales, for the same period in 1997. The SG&A expense rate for the thirty-nine weeks ended September 26, 1998 was primarily leveraged through a strong comparable store net sales increase as well as fewer store closings. This has been offset in part by additional selling expenses as the Company continues to improve guest service levels, as well as $1.0 million of expenses relating to the implementation of the tax planning initiatives designed to reduce the effective tax rate.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating profit for the thirty-nine weeks ended September 26, 1998 increased to $24.9 million, or 3.5% of net sales, as compared with $16.3 million, or 2.8% of net sales, for the same period in 1997.

Net interest expense (including commitment fees in connection with the Company's $90 million credit agreement) for the thirty-nine weeks ended September 26, 1998 was approximately $5,000 compared with approximately $972,000 during the same period in 1997. The savings in interest expense compared with the same period in 1997 was primarily due to the fact that the Company was in a net average investment position of $7.7 million during the thirty-nine week period ending September 26, 1998 as compared with a net average borrowing position of $7.5 million for the same period in 1997. Also contributing to the savings were lower fees from renegotiation of the $90 million credit agreement that was amended effective March 31, 1998. The reduction in net average borrowings is a result of the elimination of the $13.5 million note to CVS ($10.0 million payment and $3.5 million forgiveness from CVS), as well as improved operating performance. See "Liquidity and Capital Resources."

The Company's income tax expense for the thirty-nine weeks ended September 26, 1998 was $9.6 million compared with $6.4 million for the same period in 1997. Through tax planning initiatives, the Company has reduced its effective tax rate to approximately 38.5% for the year ending December 31, 1998, as compared with 42.0% for the year ended December 31, 1997.

Net income for the thirty-nine weeks ended September 26, 1998 was $15.3 million, or $0.38 per share, compared with $8.9 million, or $0.23 per share, for the same period in 1997.

Liquidity and Capital Resources

The Company's capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital, as well as a second distribution center which is currently planned to open during the second quarter of 1999. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $90 million  three year  revolving  credit  facility expiring March 31, 2001, which can be increased up to $125 million provided certain terms and conditions contained in the credit agreement are met. This agreement allows for up to $25 million in borrowings from uncommitted lines of credit. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, the revolving credit facility and the uncommitted lines of credit will be sufficient for anticipated capital expenditures and working capital requirements in the foreseeable future.

Net cash used in operating activities for the thirty-nine weeks ended September 26, 1998 was $10.5 million compared with net cash provided by operating activities of $41.9 million for the same period in 1997. This change is primarily a result of an increase in inventory levels of 30% over the prior year offset by an increase in accounts payable. The increase in inventory primarily reflects the opening of new stores since the same period last year, as well as the Company's decision to maintain and improve its in-stock position, which is consistent with the Company's approach to improve guest service. Excluding the impact of new stores, the increase in inventory, which was done both on a category basis as well as a store basis, was in response to the strong comparable store net sales increase the Company has achieved throughout 1998.

Net cash used in investing activities during the thirty-nine weeks ended September 26, 1998 was $24.9 million compared with $24.5 million for the same period in 1997. The slight increase is associated with the timing and number of the Company's new store openings.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash provided by financing activities during the thirty-nine weeks ended September 26, 1998 was $11.3 million compared with net cash used in financing activities of $28.5 million for the same period in 1997. Net cash provided during the thirty-nine weeks ended September 26, 1998 was primarily the result of the timing and settlement of vendor payments as well as the proceeds received from common stock issued under stock incentive plans. Net cash used during the thirty-nine weeks ended September 27, 1997 was primarily the result of the timing and settlement of vendor payments as well as the $10.0 million payment of the CVS note.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify material systems that could be affected by the "Year 2000" issue and has developed an implementation plan intended to address this issue.

The Company has adopted a five-phase Year 2000 program consisting of:

         Phase I: Identification and ranking of the components of the Company's systems, equipment and significant suppliers and vendors that may be vulnerable to Year 2000 problems

         Phase II:    Assessment of items identified in Phase I

         Phase III:   Remediation or replacement of non-compliant  internal
                      systems and components and determination of solutions for non-compliant suppliers and vendors

         Phase IV:    Testing  of   systems   and   components   following
                      remediation

         Phase V: Developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios

The identification and assessment phases of the Year 2000 program have been substantially completed and these phases included both the Company's significant information technology systems and hardware ("IT Systems") and the Company's significant non-information technology equipment known to have microchips or other embedded technology ("non-IT Equipment"). The Company has also substantially completed the remediation phase for its IT Systems and its non-IT Equipment and substantially completed testing its "mission critical" IT Systems. The Company currently expects to complete the testing phase including installation and testing of Year 2000 versions, by the end of the first quarter of 1999. The Company will continue periodic testing during fiscal 1999 for new installations, versions or changes. Virtually all the compliance has been performed and is currently expected to be performed using internal resources.

In addition to Year 2000 implementation for the Company's internal systems and equipment, the Company is communicating with significant suppliers, vendors and other third parties with whom the Company has a business relationship with, to determine their state of readiness with respect to Year 2000. Assessment of significant third party Year 2000 readiness is expected to be substantially completed in early 1999. Failure of significant suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically disbursed nature of its business and its large supplier and vendor base should minimize such potential adverse effects.

The Company presently believes that with modifications to existing software and conversions to new software for certain applications, the Year 2000 problem will not cause a significant disruption of its operations. However, the Year 2000 problem is unique and the Company's Year 2000 compliance program is based on various assumptions and expectations that cannot be assured. Potential risks include loss of electric power or certain communication links, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to the distribution channels, including ports, transportation services and the Company's own Distribution Center. The Company is in the process of developing a contingency plan, which is expected to be completed by approximately the second quarter of 1999 and will be based on its continuing assessment of potential risks.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company does not expect the costs associated with addressing Year 2000 issues to be material to the Company's financial condition or results of operations. Costs incurred to date have been expensed and were budgeted costs funded through operating cash flows. The costs associated with the completion of Year 2000 will be expensed as incurred and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant.

Inflation

The Company does not believe that its operating results have been materially affected by inflation through the past year. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

Seasonality

The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and net income for the year during the third and fourth quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and the scheduling of sale events. The Company believes this is the general pattern associated with its segment of the retail industry. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The
statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain material risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations, schedule of store expansion plans and Year 2000 issues relating to technology. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as
filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

 PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


(a)      EXHIBIT INDEX

 EXHIBIT
 NUMBER    DESCRIPTION


     11     Computation  of Net  Income  Per  Common  Share
     15     Letter re  unaudited interim   financial   information
     27     Financial   Data  Schedule   (filed electronically with SEC only)



 (b)     Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the thirteen week period ended September 26, 1998.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LINENS 'N THINGS, INC.
                                                  (Registrant)



                                          By:___________________________________
                                             William T. Giles
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                              principal financial officer)
Date:   November 10, 1998