Form 10-K405
period 1998-12-31
LINENS N THINGS INC
filed 1999-03-26
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-K
-------------------------------------------------------------------------------
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

                                (No Fee Required)

                         Commission File Number 1-12381

-------------------------------------------------------------------------------

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

       Registrant's telephone number, including area code: (973) 778-1300


           Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
       ----------------              ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 1, 1999, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1.4 billion.

The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 1, 1999 was 39,096,525.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                Table of Contents

Form 10-K
Item No.    Name of Item                                                                                 Page
-------     ------------                                                                                 ----

                                                          PART I
Item 1.     Business..................................................................................    3
Item 2.     Properties................................................................................   12
Item 3.     Legal Proceedings.........................................................................   12
Item 4.     Submission of Matters to a Vote of
                Security Holders......................................................................   12

                                                          PART II
Item 5.     Market for Registrant's Common Equity
                and Related Stockholder Matters.......................................................   13
Item 6.     Selected Financial Data...................................................................   13
Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations............................................................................   13
Item 7A.    Quantitative and Qualitative Disclosures
                about Market Risk.....................................................................   13
Item 8.     Financial Statements and Supplementary
                Data..................................................................................   13
Item 9.     Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure............................................................................   13

                                                         PART III
Item 10.    Directors and Executive Officers of
                the Registrant........................................................................   14
Item 11.    Executive Compensation....................................................................   14
Item 12.    Security Ownership of Certain Beneficial
                Owners and Management.................................................................   14
Item 13.    Certain Relationships and Related
                Transactions..........................................................................   14

                                                          PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   15

                                     PART I
Item 1.  Business

General

      Linens 'n Things, Inc. and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 196 stores in 38 states as of December 31, 1998. The Company's current store prototype ranges between 35,000 and 40,000 gross square feet in size and such stores are located in strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company's business strategy is to offer a broad selection of high quality, brand name merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs.

      Linens 'n Things' extensive selection of over 30,000 Stock Keeping Units ("SKUs") in its superstores is driven by the Company's commitment to offering a broad and deep selection of high quality, brand name "linens" (e.g., bedding, towels and pillows) and "things" (e.g., housewares and home accessories) merchandise. Brand names sold by the Company include Wamsutta, Martex, Waverly, Laura Ashley, Royal Velvet, Croscill, Braun, Krups, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label (approximately 10% of sales) which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices. The Company's merchandise offering is coupled with a "won't be undersold" everyday low pricing strategy.

      From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format which has evolved from 20,000 gross square feet in size to its current size ranging from 30,000 to 50,000 gross square feet. This superstore format offers a broad merchandise selection in a more visually appealing, guest friendly format. The Company's introduction of superstores has resulted in the closing or relocation of 128 of the Company's traditional stores through December 31, 1998. As a result of superstore openings and traditional store closings, the Company's gross square footage more than tripled from 2.1 million to 6.5 million over the last five years although its store base only increased 37% from 143 to 196 during this period.

      As part of this strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows. In addition, as part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller selection of "linens" and "things." The Company estimates that the "things" side of its business has increased from less than 10% of net sales in 1991 to slightly less than 38% in 1998.

     The Company was a wholly-owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996 when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock, on a pre-split basis. Subsequent to the IPO, CVS owned approximately 32.5% of the Company's common stock, having retained 6,267,758 shares, on a pre-split basis. During 1997, CVS sold substantially all of its remaining shares of the Company's common stock in a public offering. At December 31, 1997, CVS held no shares of the Company's common stock. Unless otherwise indicated, all share information is adjusted to reflect the Company's two-for-one common stock split effected in May 1998.

Executive Officers and Certain Key Personnel

The following table sets forth information regarding the executive officers of the Company:

  Name                               Age   Position
  ----                               ---   --------
  Norman Axelrod..................... 46   Chairman, Chief Executive Officer and President
  Steven B. Silverstein.............. 39   Executive Vice President, Chief Merchandising Officer
  Hugh J. Scullin.................... 50   Senior Vice President, Store Operations
  Brian D. Silva .................... 42   Senior Vice President, Human Resources and Corporate Secretary
  William T. Giles................... 39   Vice President, Chief Financial Officer

      Mr. Axelrod has been Chief Executive Officer and President of the Company since 1988 and was elected to the additional position of Chairman of the Board of Directors of the Company effective as of January 1997. Prior to joining Linens 'n Things, Mr. Axelrod held various management positions at Bloomingdale's between 1976 to 1988 including: Buyer, Divisional Merchandise Manager, Vice President/Merchandise Manager and Senior Vice President/General Merchandise Manager. Mr. Axelrod earned his B.S. from Lehigh University and his M.B.A. from New York University.

      Mr. Silverstein joined Linens 'n Things in 1992 as Vice President, General Merchandise Manager, was promoted to Senior Vice President, General Merchandise Manager in 1993, and was promoted to Executive Vice President, Chief Merchandising Officer in 1998. Prior to joining Linens 'n Things, Mr. Silverstein held various management positions at Bloomingdale's from 1985 to 1992 including Merchandise Vice President of Home Textiles. He received his B.A. from Cornell University and his M.B.A. from Wharton Business School.

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

      Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller, was promoted to Vice President, Finance and Controller in 1994 and was promoted to Vice President, Chief Financial Officer in 1997. From 1981 to 1990, Mr. Giles was with Price Waterhouse LLP. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

The following table sets forth information regarding certain other key managers of the Company:

      Name                                Age  Position
      ----                                ---  --------
      Matthew J. Meaney.................. 52   Vice President, Management Information Systems
      Dominick J. Trapasso............... 45   Vice President, Logistics

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

Business Strategy

      The Company's business strategy is to offer a broad selection of high quality, brand name merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs. Key elements of the Company's business strategy are:

      Offer a Broad Selection of Quality Name Brands at Exceptional Everyday Values. Linens 'n Things' merchandising strategy is to offer the largest breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at exceptional everyday values. The Company offers over 30,000 SKUs in its superstores across six departments, including bath, home accessories, housewares, storage, top of the bed and window treatments. The Company is one of the largest retailers of brand names, including Wamsutta, Martex, Waverly, Laura Ashley, Royal Velvet, Croscill, Braun, Krups, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices.

      Merchandise and sample brands offered in each major department are highlighted below:

      Department             Items Sold                                      Sample Brands
      ----------             ----------                                      -------------

      Bath                   Towels, shower curtains, waste baskets,         Fieldcrest, Wamsutta, Martex, Royal
                             hampers, bathroom rugs and wall hardware        Velvet, Springmaid and Guess

      Home Accessories       Decorative pillows, napkins, tablecloths,       Waverly, Laura Ashley and Guess
                             placemats, lamps, gifts, picture frames
                             and framed art

      Housewares             Cookware, cutlery, kitchen gadgets, small       Braun, Krups, Calphalon, Cuisinart,
                             electric appliances (such as blenders and       Henckels, Mikasa, Circulon, Farberware,
                             coffee grinders), dinnerware, flatware          Black & Decker, Kitchen Aid,
                             and glassware                                   Copco and International Silver

      Storage                Closet-related items (such as hangers,          Rubbermaid and Closetmaid
                             organizers and shoe racks)

      Top of the Bed         Sheets, comforters, comforter covers,           Wamsutta, Laura Ashley, Revman,
                             bedspreads, bed pillows, blankets and           Croscill, Fieldcrest, Springmaid,
                             mattress pads                                   Guess, Royal Sateen and Beautyrest

      Window Treatment       Curtains, valances and window hardware          Croscill, Graber, Waverly and Laura Ashley

      Provide Superior Guest Service and Shopping Convenience. To enhance guest satisfaction and loyalty, Linens 'n Things strives to provide prompt, knowledgeable sales assistance and enthusiastic guest service. Linens 'n Things emphasizes competitive wages, training and personnel development in order to attract and retain well-qualified, highly motivated employees committed to providing superior guest service. Linens 'n Things also endeavors to provide more knowledgeable sales associates by providing training through various programs which include management training, daily sales associate meetings and in-store product seminars. In addition, the Company has taken initiatives to enhance the speed of its guest service, including enhancing credit card authorization and upgrading its current point-of-sale ("POS") system. The Company has also transferred the inventory and receiving responsibilities from the stores to the distribution center thereby allowing associates to redirect their focus from the backroom to the selling floor which has enhanced the guest's shopping experience. During 1997, the Company introduced gift registry service in all its stores nationwide to also better serve its guests. The Company's superstore format is designed to save the guest time by having merchandise visible and accessible on the selling floor for immediate purchase. The Company believes its knowledgeable sales staff and efficient guest service, together with the Company's liberal return policy, create a positive shopping experience which engenders guest loyalty.

      Maintain Low Operating Costs. A cornerstone of the Company's business strategy is its commitment to maintain low operating costs. In addition to savings realized through sales volume efficiencies, operational efficiencies are expected to be achieved through the streamlining of the Company's centralized merchandising structure, the use of integrated management information systems and the utilization of the distribution centers. See "Forward-Looking Statements."

Growth Strategy

      New Superstore Expansion. The Company operates in a large, highly-fragmented industry and has a market share of less than two percent of the industry. The Company's expansion strategy is to increase market share in existing markets and to penetrate new markets in which the Company believes it can become a leading operator of home furnishings superstores. The Company generally seeks to operate stores in the United States in trading areas of 200,000 persons within a ten-mile radius and with demographic characteristics that match the Company's target profile. See "Forward-Looking Statements".

      The following table sets forth information concerning the Company's expansion program during the past five years:

                                Square Footage           Store Count
                             --------------------   ---------------------
  Year   Openings  Closings  Begin Year  End Year   Begin Year   End Year
  ----   --------  --------  ----------  --------   ----------   --------
   1994      29       27        2,078      2,865       143          145
   1995      28       18        2,865      3,691       145          155
   1996      36       22        3,691      4,727       155          169
   1997      25       18        4,727      5,493       169          176
   1998      32       12        5,493      6,487       176          196

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

      During the first quarter of 1999, the Company entered into certain lease commitments in Canada. As part of the Company's overall store opening schedule, it expects to open its first Canadian store by early fiscal 2000. The Company continues to review its plans for Canada and does not expect any material impact on operations for fiscal 1999 and fiscal 2000.

      Increase Productivity of Existing Store Base. The Company is committed to seeking to increase its net sales per square foot, inventory turnover ratio and return on invested capital. The Company believes the following initiatives will best position it to achieve these goals:

                  Enhance Merchandise Mix and Presentation. The Company continues to explore opportunities to increase sales in its "things" merchandise without sacrificing market share or guest image in the "linens" side of the business. The Company expects these opportunities to positively impact net sales per square foot, the average net sale per guest and inventory turnover since "things" merchandise tends to be more impulse driven merchandise as compared to the "linens" portion of the business. See "Forward-Looking Statements." The Company is consistently introducing new products which it expects will increase sales and generate additional guest traffic.

         In addition, the Company intends to continue improving its merchandising presentation techniques, space planning and store layout to further improve the productivity of its existing and future superstore locations. The Company periodically restyles its stores to incorporate new offerings and realign its store space with its growth segments. The Company expects that the addition of in-store guest services, such as a gift registry, will further improve its store productivity. See "Forward-Looking Statements".

           Increase Operating Efficiencies. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including a distribution center and a management information system, which it believes will allow it to maintain low operating costs as it pursues its superstore expansion strategy. See "Forward-Looking Statements." In July 1995, the Company began full operation of its distribution center in Greensboro, North Carolina. By the end of 1998, approximately 85% of merchandise was being received at the distribution center. By mid-1999, the Company will begin operation of its second distribution center in Southern New Jersey. Management believes that the increased utilization of the Greensboro distribution center has resulted in lower average freight costs, more efficient scheduling of inventory shipments to the stores, better in-stock positions and improved information flow. The Company believes that the transfer of inventory receiving responsibilities from the stores to the distribution center allows the store sales associates to redirect their focus to the sales floor, thereby increasing the level of guest service. The warehouse portion of the distribution center provides the Company flexibility to manage safety stock and take advantage of opportunistic purchases. The Company's ability to effectively manage its inventory is also enhanced by a centralized merchandising management team and its management information systems which allows the Company to more accurately monitor and better balance inventory levels and improve in-stock positions in its stores.

            Continue Conversion of Store Base to Superstore Format. As of December 31, 1998, the Company operated 183 superstores, representing approximately 95% of its total stores. Although the remaining 13 traditional stores are currently profitable, the Company currently plans to close or relocate most of these stores by the end of 1999. See "Forward-Looking Statements."

Industry

      According to Industry Reports, total industry sales of products sold in the Company's stores, which primarily includes home textiles, housewares and decorative furnishings categories, were estimated to be over $67 billion in 1998. The market for home furnishings is large, highly-fragmented and competitive. Specialty superstores are the fastest growing channel of distribution in this market. In 1998, the Company estimates that the three largest specialty superstore retailers of fashion home textiles (including the Company) had aggregate sales representing less than 5% of the industry's total unit sales.

      The Company competes with many different types of retailers that sell many or most of the items sold by the Company, including department stores, mass merchandisers, specialty retail stores and other retailers. Linens 'n Things generally classifies its competition as the following:

      Department Stores: This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co., Dillard Department Stores, Inc., and the department store chains operated by Federated Department Stores, Inc. and The May Department Store Company. These retailers offer name brand merchandise as well as their own private label furnishings in a high service environment. Department stores also offer certain designer merchandise, such as Ralph Lauren, which is not generally distributed through the specialty and mass merchandise distribution channels. In general, the department stores offer a more limited selection of merchandise than the Company. The prices offered by department stores during off-sale periods generally are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

      Mass Merchandisers: This category includes companies such as Wal-Mart Stores, Inc., the Target Stores division of Dayton Hudson Corporation and Kmart Corporation. Fashion home furnishings generally represent only a small portion of the total merchandise sales in these stores. The Company's competitive advantage is that these stores offer a more limited merchandise selection with fewer high quality name brands and lower quality merchandise at lower price points. In addition, these mass merchandisers typically have more limited customer service staffing than the Company.

      Specialty Stores/Retailers: This category includes large format home furnishings retailers including Bed Bath & Beyond Inc., Home Place and Strouds, Inc. and smaller niche retailers such as Crate & Barrel, Lechters, Inc. and Williams-Sonoma, Inc. The Company estimates that large format stores range in size from approximately 15,000 to 70,000 gross square feet and offer a home furnishings merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy all the customer's household needs. The niche retailers are typically smaller in size than the large format superstores and offer a broad assortment within a specific niche.

      Other Retailers: This category includes mail order retailers, such as Spiegel Inc. and Domestications, off-price retailers, such as the T.J. Maxx and Marshall's divisions of the TJX Companies, Inc. and local "mom and pop" retail stores. Both mail order retailers and smaller local retailers generally offer a more limited selection of merchandise. Off-price retailers typically offer close-out or out of season name brand merchandise at competitive prices.

Merchandising

      The Company offers quality home textiles, housewares and home accessories at exceptional everyday values. The Company's strategy consists of a commitment to offer a breadth and depth of selection and to create a merchandise presentation that makes it easy to shop in a visually pleasing environment. The stores feature a "racetrack" layout, enabling the guest to visualize and purchase fully coordinated and accessorized ensembles. Seasonal merchandise is featured at the front of every store to create variety and excitement and to capitalize on key selling seasons including back-to-school and holiday events.

      The Company's extensive merchandise offering of over 30,000 SKUs enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the guest's impression of a dominant selection of merchandise in an easy-to-shop environment. The Company's broad and deep merchandise offering is coupled with everyday low prices that are substantially below regular department store prices and comparable with or slightly below department store sale prices. The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of its strategy. This is an important factor in establishing its reputation as a price leader and in helping to build guest loyalty. In addition, the Company offers, on a regular basis, "special" merchandise which it obtains primarily through opportunistic purchasing to enhance its high value perception among its guests.

Customer Service

         Linens 'n Things treats every customer as a guest. The Company's philosophy supports enhancing the guest's entire shopping experience and believes that all elements of service differentiate it from the competition. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. This philosophy is designed to encourage guest loyalty as well as continually develop knowledgeable Company associates. The entire store team is hired and trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been augmented by the transfer of inventory receiving responsibilities from the stores, allowing sales associates to focus on the sales floor. Sophisticated management systems which provide efficient guest service and liberal return procedures are geared toward making each guest's final impression of visiting a store a convenient, efficient and pleasant experience.

Advertising

      Advertising programs are focused on building and strengthening the Linens 'n Things concept and image. Because of the Company's commitment to exceptional everyday values, advertising vehicles are aggressively used in positioning the Company among new and existing guests by communicating price, value and breadth and depth of selection. The Company focuses its advertising programs during key selling seasons such as back-to-school and holidays.

      The Company primarily uses full color inserts in newspapers to reach its guests which are also supplemented by direct mail marketing initiatives. In addition, the Company periodically advertises on television during peak seasonal periods or for promotional events. Grand opening promotional events are used to support new stores, with more emphasis placed on those located in new markets.

Purchasing and Suppliers

      The merchandising mix for each store is selected by the central buying staff in consultation with district store managers. The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 10% of the Company's total purchases in 1998. In 1998, the Company purchased a significant number of products from other key suppliers. Due to its breadth of selection, the Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

Distribution

      The Company operates a distribution center in Greensboro, North Carolina. The Company began full operation of the distribution center in 1995. The utilization of the centralized distribution center has resulted in lower average freight expense, more timely control of inventory shipments to stores, improved inventory turnover, better in-stock positions and improved information flow. In addition, transferring inventory receiving responsibilities from the stores to the distribution center allows the sales associates to redirect their focus to the sales floor, thereby increasing the level of guest service. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

         The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to the majority of its suppliers. By the end of 1998, the Company received approximately 85% of its total inventory through the distribution center. The balance of the Company's merchandise is directly shipped to individual stores. The Company plans to continue efforts to ship as much merchandise through the distribution center as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of Electronic Data Interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third party delivery services to ship its merchandise from the distribution center to its stores.

         To support the growth of the Company, a second distribution center located in Southern New Jersey, has been secured and the Company currently expects operation to begin by mid-1999.

Management Information Systems

         Over the last several years, the Company has made significant investments in technology to improve guest service, gain efficiencies and reduce operating costs. Linens 'n Things has installed a customized IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. The Company utilizes POS terminals with price look-up capabilities for both inventory and sales transactions on a SKU basis, which the Company has recently upgraded. Information obtained daily by the system results in automatic inventory replenishment in response to specific requirements of each store.

      The Company believes its management information systems have fully integrated the Company's stores, distribution and home office. The Company continually evaluates and upgrades its management information systems to enhance the quantity, quality and timeliness of information available to management.

Store Management and Operations

      The Company places a strong emphasis on its people, their development and opportunity for advancement, particularly at the store level. The Company's commitment to maintaining a high internal promotion rate is best exemplified through the practice of opening each new store with a seasoned management crew. As a result, the vast majority of General Managers opening a new store have significant experience at the Company. Additionally, the structured management training program requires each new associate to learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning, complemented at the associate level through daily in-store product seminars and structured register training materials and proficiencies. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing store expansion program, serve as incentives to attract and retain quality individuals which, the Company believes, results in lower turnover.

      Linens 'n Things' stores are open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

Inflation and Seasonality

      The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

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

Employees

      As of December 31, 1998, the Company employed approximately 9,700 people of whom approximately 4,100 were full-time employees and 5,600 were part-time employees. None of the Company's employees are represented by unions, and the Company believes that it has a good relationship with its employees.

Competition

       The Company believes that it will continue to face competition from retailers in all four of the categories referred to in "Business--Industry." The home textiles industry is becoming increasingly competitive and as the Company expands into new markets, it will face new competitors. The visibility of the Company may encourage additional competitors or existing competitors to imitate the Company's format and methods.

      The Company believes that the ability to compete successfully in its markets is determined by several factors, including price, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, guest service and superior store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

Trade Names and Service Marks

      The Company uses the "Linens 'n Things" name as a trade name and as a service mark in connection with retail services. The Company has registered the "Linens 'n Things" logo as a service mark with the United States Patent and Trademark Office. Management believes that the name Linens 'n Things is an important element of the Company's business.

Forward-Looking Statements

      This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations, schedule of store expansion plans and year 2000 readiness issues relating to the Company's internal systems and those of third parties. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

Item 2.  Properties

      As of December 31, 1998 the Company operated 196 retail stores in 38 states. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and certain of the leases provide for renewal options that range from 5 to 15 years at increased rents. Certain of the leases provide for scheduled rent increases and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS guarantees the leases of certain stores which were open prior to the Company's 1996 IPO. Following the IPO, CVS no longer enters into commitments to guarantee future leases on behalf of the Company.

      The Company owns its distribution center in Greensboro, North Carolina. The Company leases its corporate office in Clifton, New Jersey and its distribution center in Southern New Jersey, which is expected to begin operations in mid-1999.

      The table below sets forth the number of stores located in each state as of December 31, 1998:

      State            Number of Stores    State              Number of Stores
      -----            ----------------    -----              ----------------
      Alabama                   1          Missouri                     2
      Arizona                   5          Nebraska                     1
      Arkansas                  1          Nevada                       2
      California               25          New Hampshire                1
      Colorado                  4          New Jersey                   9
      Connecticut               7          New Mexico                   2
      Florida                  17          New York                     9
      Georgia                   8          North Carolina               7
      Idaho                     1          Ohio                         3
      Illinois                 13          Oklahoma                     1
      Indiana                   2          Oregon                       3
      Kansas                    2          Pennsylvania                 6
      Kentucky                  1          Rhode Island                 1
      Louisiana                 2          Tennessee                    5
      Maine                     1          Texas                       16
      Maryland                  3          Utah                         3
      Massachusetts             7          Virginia                    11
      Michigan                  3          Washington                   6
      Minnesota                 4          Wisconsin                    1

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At December 31, 1998 there were approximately 7,850 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter of 1998 and 1997 (adjusted to give effect to the Company's two-for-one common stock split effected in May 1998) is as follows:

                                                            High       Low
                                                            ----       ---
      For the Year Ended December 31, 1998
      ------------------------------------
       First Quarter.....................................   $28 1/2    $19 1/2
       Second Quarter...................................     34 11/16   27 1/16
       Third Quarter.....................................    35 7/8     23
       Fourth Quarter....................................    40 5/8     16 5/8

                                                            High       Low
                                                            ----       ---
      For the Year Ended December 31, 1997
      ------------------------------------
        First Quarter....................................   $13        $ 8 3/4
        Second Quarter...................................    14 5/8      9 1/8
        Third Quarter....................................    18 1/8     13
        Fourth Quarter...................................    22 1/4     15 5/16

      The Company paid no dividends on its common stock in 1998 and 1997. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the revolving credit facility currently prohibits the Company to pay cash dividends.

Item 6.  Selected Financial Data

         The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 13 of the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item is incorporated by reference to pages 14 through 17 of the Company's 1998 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and financial information required by this Item are incorporated by reference to pages 18 through 28 and page 30 of the Company's 1998 Annual Report to Shareholders. These financial statements are indexed under Item 14(a)(1). See also the financial statement schedule that is included herein and is indexed under Item 14(a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements between the Company and its independent public accountants on matters of accounting principles or practices.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement to be mailed to shareholders for the Company's 1999 Annual Meeting of Shareholders, under the heading "Election of Two Directors."

         The information required by this Item concerning the Company's executive officers is incorporated by reference to Part I, Item 1, "Business - Executive Officers and Certain Key Personnel."

         The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the headings "Director Compensation - Attendance; Committees" and "Executive Compensation" other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock."

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the heading "Certain Transactions with Related Parties."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report.

1.    Financial Statements:

      The following Financial Statements of Linens 'n Things, Inc. are incorporated by reference to the Company's 1998 Annual Report to Shareholders:

                                                                                     Pages in Annual Report
                                                                                          to Shareholders
                                                                                     ----------------------

Consolidated Statements of Operations -
for the years ended December 31, 1998, 1997 and 1996...............................            18

Consolidated Balance Sheets -
as of December 31, 1998 and 1997...................................................            19

Consolidated Statements of Shareholders' Equity -
for the years ended December 31, 1998, 1997 and 1996...............................            20

Consolidated Statements of Cash Flows -
for the years ended December 31, 1998, 1997 and 1996...............................            21

Notes to Consolidated Financial Statements.........................................            22 through 28

Independent Auditors' Report.......................................................            30


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

                                                                                  Schedule 1

                     Linens 'n Things, Inc. and Subsidiaries
                   Supplementary Income Statement Information
                                 (in thousands)


                              Year Ended              Year Ended               Year Ended
     Item                  December 31, 1998       December 31, 1997       December 31, 1996
     ----                  -----------------       -----------------       -----------------

Advertising Costs               $28,913                $25,161                  $19,743
                                =======                =======                  =======

                                  EXHIBIT INDEX
   Exhibit
   Number      Description
   ------      -----------

     3.1       Certificate of Incorporation of the Registrant(1)
     3.2       Amended and Restated Certificate of Incorporation(1)
     3.3       By-Laws of the Registrant(1)
     4         Specimen Certificate of Common Stock(1)
    10.1       Transitional Services Agreement between the Registrant and
               CVS Corporation(1)
    10.2       Stockholder Agreement between the Registrant and CVS
               Corporation(1)
    10.3       Tax Disaffiliation Agreement between the Registrant and CVS
               Corporation(1)
    10.4       Subordinated Note between Registrant and CVS(1)
    10.5       Credit Facility(1)
    10.6       Employment Agreement with Norman Axelrod*(1)
    10.8       Employment Agreement with Steven B. Silverstein*(1)
    10.9       Employment Agreement with Hugh J. Scullin*(1)
    10.10      1996 Incentive Compensation Plan*(1)
    10.11      1996 Non-Employee Director Stock Plan*(1)
    11         Computation of Net Income (Loss) Per Common Share(2)
    12         Computation of Ratio of Earnings to Fixed Charges(2)
    13         Annual Report to Shareholders for 1998 fiscal year**
    21         List of Subsidiaries(3)
    23a        Consent of KPMG LLP(2)
    27         Financial Data Schedule (filed electronically with SEC only)(2)


-------------------------------------------------------------------------------
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

(2)   Filed with this Form 10-K.

(3) Incorporated by reference to Exhibit 21 to the Company's 1996 Annual Report on Form 10-K.

*     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K:

      No Current Reports on Form 8-K were filed by the Company during the last quarter of 1998.

** With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Annual Report to Shareholders is not deemed filed as part of this Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Linens 'n Things, Inc.
                            (Registrant)

                            By:    /S/ Norman Axelrod
                               --------------------------
                                Norman Axelrod
                                Chairman, Chief Executive Officer and President
Dated:  March 25, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

                     Signature                                     Title                             Date
                 ----------------                                 -------                           ------

            /S/ Norman Axelrod                          Chairman, Chief Executive                 March 25, 1999
-------------------------------------------             Officer and President
                Norman Axelrod


           /S/ Philip E. Beekman                        Director                                  March 25, 1999
--------------------------------------------
               Philip E. Beekman

           /S/ Harold F. Compton                        Director                                  March 25, 1999
-------------------------------------------
               Harold F. Compton

           /S/ Charles C. Conaway                       Director                                  March 25, 1999
-------------------------------------------
               Charles C. Conaway

           /S/ Stanley P. Goldstein                     Director                                  March 25, 1999
--------------------------------------------
               Stanley P. Goldstein

           /S/ William T. Giles                         Vice President,                           March 25, 1999
-----------------------------------------------          Chief Financial Officer
               William T. Giles                          (Principal Financial Officer)