Form 10-Q
period 1999-04-03
LINENS N THINGS INC
filed 1999-05-17
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 3, 1999

                         Commission File Number 1-12381


                             Linens 'n Things, Inc.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                     22-3463939
         --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



6 Brighton Road, Clifton, New Jersey                             07015
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (973) 778-1300
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X          No



Number of shares outstanding of the issuer's Common Stock:

             Class                             Outstanding at May 12, 1999
             -----                             ---------------------------

Common Stock, $0.01 par value                          39,342,402


                                                       INDEX


Part I.  Financial Information                                                          Page No.


  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 First Quarter Ended April 3, 1999 and March 28, 1998                         3

              Consolidated Balance Sheets as of April 3, 1999,
                 December 31, 1998 and March 28, 1998                                         4

              Consolidated Statements of Cash Flows for the
                 First Quarter Ended April 3, 1999 and March 28, 1998                         5

              Notes to Consolidated Financial Statements                                      6

              Independent Auditors' Review Report                                             7

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             8-11

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     11


Part II. Other Information

  Item 6.     Exhibits and Reports on Form 8-K                                               12

              (a) Exhibit Index                                                              12

              (b) Reports on Form 8-K                                                        12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                                         First Quarter Ended
                                                                --------------------------------------
                                                                    April 3,            March 28,
                                                                      1999                 1998
                                                                -----------------    -----------------
                                                                             (Unaudited)
Net sales                                                              $273,540             $218,037

Cost of sales, including buying and warehousing costs                   166,848              134,707
                                                                -----------------    -----------------

Gross profit                                                            106,692               83,330

Selling, general and administrative expenses                            101,043               81,133
                                                                -----------------    -----------------

Operating profit                                                          5,649                2,197

Interest income, net                                                        198                  203
                                                                -----------------    -----------------

Income before provision for income taxes                                  5,847                2,400

Provision for income taxes                                                2,252                  925
                                                                -----------------    -----------------

Net income                                                              $ 3,595             $ 1,475
                                                                =================    ================

Per share of common stock:

Basic
   Net income per share                                                  $ 0.09              $ 0.04

   Weighted average shares outstanding                                   39,156              38,763

Diluted
   Net income per share                                                  $ 0.09             $  0.04

   Weighted average shares outstanding                                   40,862              40,206


          See accompanying notes to consolidated financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       April 3,            December 31,             March 28,
                                                                         1999                  1998                   1998
                                                                   ------------------    ------------------    -------------------
                                                                      (Unaudited)                                 (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                             $22,047              $42,638                  $26,118
      Accounts receivable, net                                               24,164               22,814                   13,076
      Inventories                                                           288,317              271,389                  233,245
      Prepaid expenses and other current assets                              18,301               18,567                   11,260
                                                                   ------------------    ------------------    -------------------
    Total current assets                                                    352,829              355,408                  283,699

    Property and equipment, net                                             187,276              179,439                  154,424
    Goodwill, net                                                            20,464               20,676                   21,313
    Deferred charges and other noncurrent assets, net                         5,144                5,321                    6,032
                                                                   ------------------    ------------------    -------------------

Total assets                                                               $565,713             $560,844                 $465,468
                                                                   ==================    ==================    ===================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                                     $130,345             $115,754                 $102,678
      Accrued expenses and other current liabilities                         63,208               84,761                   52,255
                                                                   ------------------    ------------------    -------------------
    Total current liabilities                                               193,553              200,515                  154,933

    Deferred income taxes and other long-term liabilities                    39,396               36,753                   26,025

    Shareholders' equity:
      Preferred stock, $0.01 par value;
           1,000,000 shares authorized;
           none issued and outstanding                                           --                    --                      --

      Common stock, $0.01 par value;
           60,000,000 shares authorized; 39,379,985
           issued and 39,326,652 outstanding at
           April 3, 1999, 39,091,281 issued and
           39,037,948 outstanding at December 31,
           1998 and 38,862,808 issued and outstanding
           at March 28, 1998                                                    394                   391                     388
      Additional paid-in capital                                            216,968               211,378                 207,512
      Retained earnings                                                     116,792               113,197                  76,610
      Treasury stock, at cost, 53,333 shares at
           April 3, 1999 and December 31, 1998                               (1,390)               (1,390)                     --
                                                                   ------------------    ------------------    -------------------
    Total shareholders' equity                                              332,764               323,576                 284,510

Total liabilities and shareholders' equity                                 $565,713              $560,844                $465,468
                                                                   ==================    ==================    ===================


          See accompanying notes to consolidated financial statements.

                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)



                                                                            First Quarter Ended
                                                                  -----------------------------------------
                                                                       April 3,              March 28,
                                                                         1999                  1998
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                  $ 3,595               $ 1,475
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                            6,260                 5,004
     Deferred income taxes                                                    1,096                   215
     Loss on disposal of assets                                                  83                   214
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                            (1,350)                  688
       Increase in inventories                                              (16,928)              (10,057)
       Decrease in prepaid expenses and other
         current assets                                                         692                 1,592
       Increase (decrease) in accounts payable                               16,124                (4,965)
       Decrease in accrued expenses and other
         liabilities                                                        (18,176)               (7,624)
                                                                  -------------------    ------------------
   Net cash used in operating activities                                     (8,604)              (13,458)
                                                                  -------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                      (13,519)               (4,780)
                                                                  -------------------    ------------------

Cash flows from financing activities:
   Proceeds from common stock exercised under
         stock incentive plans                                                5,593                 3,000
   (Decrease) increase in book overdrafts                                    (4,061)                1,474
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                  1,532                 4,474
                                                                  -------------------    ------------------

   Net decrease in cash and cash equivalents                                (20,591)              (13,764)
   Cash and cash equivalents at beginning of year                            42,638                39,882
                                                                  -------------------    ------------------

Cash and cash equivalents at end of period                                 $ 22,047              $ 26,118
                                                                  ===================    ==================


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1998 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 3, 1999 and March 28, 1998 and the results of operations and cash flows for the respective first quarter then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The December 31, 1998 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.


2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. As of April 3, 1999, the Company was in compliance with the terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of April 3, 1999, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.


3.  Recent Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding of 39,156,362 and 38,763,054 for the first quarter ended April 3, 1999 and March 28, 1998, respectively. Diluted earnings per share has been computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The weighted-average shares outstanding for the diluted earnings per share calculation were 40,861,848 and 40,206,136 for the first quarter ended April 3, 1999 and March 28, 1998, respectively.


4.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At April 3, 1999, the liability under the Plan, which is reflected in other long-term liabilities, was $5.4 million.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of April 3, 1999 and March 28, 1998, and the related consolidated statements of operations and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP



New York, New York
April 19, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

First  Quarter  Ended April 3, 1999  Compared with First Quarter Ended March 28,
1998

Net sales increased 25.5% to $273.5 million for the first quarter ended April 3, 1999, up from $218.0 million for the same period in 1998, primarily as a result of new store openings since March 28, 1998. The first quarter ended April 3, 1999 contained six more selling days compared with the first quarter ended March 28, 1998. Comparable store net sales for the first quarter ended April 3, 1999 increased 6.3% as compared with an increase of 7.5% for the same period last year. Comparable store net sales as a whole continued to remain strong across most major geographic regions.

During the first quarter ended April 3, 1999, the Company opened three stores and closed three stores, compared with opening three stores and closing five stores during the same period last year. At April 3, 1999, the Company operated 196 stores, of which 185 were superstores, compared with 174 stores, of which 156 were superstores, at March 28, 1998. Store square footage increased approximately 17.9% to 6,543,000 at April 3, 1999 compared with 5,552,000 at March 28, 1998.

For the first quarter ended April 3, 1999, net sales of "things" merchandise increased approximately 30% over the same period in 1998, while net sales of "linens" merchandise increased approximately 20% over the same period in 1998. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in new and existing stores.

Gross profit for the first quarter ended April 3, 1999 was $106.7 million, or 39.0% of net sales, compared with $83.3 million, or 38.2% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in the selling mix which included a higher penetration of seasonal merchandise, as well as lower markdowns.

Selling, general and administrative expenses for the first quarter ended April 3, 1999 were $101.0 million, or 36.9% of net sales, compared with $81.1 million, or 37.2% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily a function of increased leverage through strong comparable store net sales coupled with fewer store closings than in the same period last year. However, these savings were partially offset by additional selling expense as the Company continues to improve guest service levels through increased payroll. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance.

Operating profit for the first quarter ended April 3, 1999 increased to $5.6 million, or 2.1% of net sales, compared with $2.2 million, or 1.0% of net sales, for the same period last year.

The Company earned net interest income of approximately $198,000 (net of commitment fees in connection with the Company's $90 million credit agreement) for the first quarter ended April 3, 1999, compared with approximately $203,000 for the same period in 1998.

The Company's income tax expense for the first quarter ended April 3, 1999 was $2.3 million as compared with $0.9 million for the same period last year. The Company's effective tax rate was 38.5% for the first quarters ending April 3, 1999 and March 28, 1998.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the first quarter ended April 3, 1999 increased to $3.6 million, or $0.09 per share, compared with $1.5 million, or $0.04 per share, for the same period last year.

Liquidity and Capital Resources

The Company's capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital, as well as a second distribution center that is currently planned to open in June 1999. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

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

Net cash used in operating activities for the first quarter ended April 3, 1999 was $8.6 million compared with $13.5 million for the same period last year. The decrease in net cash used in operating activities was due to an increase in net income as well as improved working capital management. Accounts payable increased over last year due to increased inventory levels and the timing of vendor payments. The increase in inventory primarily reflects the opening of new stores since the same period last year.

Net cash used in investing activities during the first quarter ended April 3, 1999 was $13.5 million compared with $4.8 million for the same period last year. The increase is associated with the timing and number of the Company's new store openings as well as capital expenditures for the second distribution center in southern New Jersey.

Net cash provided by financing activities during the first quarter ended April 3, 1999 was $1.5 million compared with $4.5 million for the same period last year. Net cash provided during the first quarter ended April 3, 1999 was primarily the result of proceeds received from common stock exercised under stock incentive plans, offset by the timing and settlement of vendor payments.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify material systems that could be affected by the "Year 2000" issue and has developed an implementation plan intended to address this issue.

The Company has adopted a five-phase Year 2000 program, the principal components of which are:

Phase I: Identification and ranking of those internal Company systems, technology and equipment considered critical or substantially important to the flow of its operations; and communication with certain significant suppliers and vendors to the Company concerning their Year 2000 readiness

Phase II:    Assessment of items identified in Phase I

Phase III:   Remediation or  replacement  of  non-compliant identified  internal systems and components and determination of solutions for non-compliant suppliers and vendors

Phase IV:    Testing of systems and components

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Phase V: Developing a contingency plan to address the most reasonably likely worst case scenarios with respect to Year 2000

The identification and assessment phases of the Year 2000 program with respect to the Company's systems and equipment have been substantially completed for the Company's mission critical and other major information technology systems and hardware ("IT Systems") and for the Company's non-information technology equipment known to the Company to have microchips or other embedded technology and considered critical or substantially important to the flow of its operations ("non-IT Company Equipment"). The Company has also substantially completed the remediation phase for its IT Systems and its non-IT Company Equipment and substantially completed testing for its mission critical IT Systems. The Company currently expects to complete the testing phase for its IT Systems and non-IT Company Equipment, including installation and testing of Year 2000 versions, by approximately the end of the second quarter of 1999. The Company will continue periodic testing during fiscal 1999 for new installations, versions or changes. Virtually all the compliance has been performed and is currently expected to be performed using internal resources.

In addition to Year 2000 implementation for the Company's internal systems and equipment, the Company continues to be in the process of communicating with major business suppliers and vendors in order to endeavor to determine their state of readiness with respect to Year 2000. Assessment of significant third party Year 2000 readiness is expected to be substantially completed in mid-1999. Failure of suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically disbursed nature of its business and its large supplier and vendor base should tend to minimize such potential adverse effects.

The Company presently believes that with modifications to existing software and conversions to new software for certain applications, the Year 2000 problem will not cause a significant disruption of its operations. However, the Year 2000 problem is unique and the Company's Year 2000 compliance program is based on various assumptions and expectations that cannot be assured. Potential risks include loss of electric power or certain communication links, failure of one or more of the Company's internal systems which disrupt its normal sales or other operations, failure of suppliers or vendors (or of entities which supply products, services or materials to them) to be Year 2000 ready, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to the distribution channels, including ports, transportation services and the Company's own distribution centers. The Company is in the process of developing a contingency plan for certain mission critical systems, which is expected to be completed by approximately the third quarter of 1999 and will be based on its continuing assessment of potential risks.

The Company does not expect the costs associated with this Year 2000 project (including internal personnel costs) to be material to the Company's financial condition or results of operations. Costs incurred to date have been expensed and were budgeted costs funded through operating cash flows. The costs associated with the completion of Year 2000 will be expensed as incurred and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to be Year 2000 compliant or for implementing any contingency plans.

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

Forward-Looking Statements

The Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers availability of suitable future store locations and schedule of store expansion plans any potential disruptions to the Company's operations caused by any Year 2000 failures related to the Company's systems, equipment or third parties. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

   Exhibit
   Number      Description
   ------      -----------

    3.1        Certificate of Incorporation  1
    3.2        Amended and Restated Certificate of Incorporation 1,6
    3.3        By-Laws  1
    4          Specimen Certificate of Common Stock 1
   10.1        Transitional Services Agreement between the Registrant and
               CVS Corporation 1
   10.2        Stockholder Agreement between the Registrant and CVS
               Corporation 1
   10.3        Tax Disaffiliation Agreement between the Registrant and CVS
               Corporation 1
   10.4        Subordinated Note between Registrant and CVS 1
   10.5        Credit Facility 5
   10.6        Employment Agreement with Norman Axelrod *1
   10.8        Employment Agreement with Steven B. Silverstein *1
   10.9        Employment Agreement with Hugh J. Scullin *1
   10.10       1996 Incentive Compensation Plan *1
   10.11       1996 Non-Employee Director Stock Plan *1
   11          Computation of Ratio of Earnings to Fixed Charges 4
   13          Annual Report to Shareholders for 1998 fiscal year **4
   15          Letter re unaudited interim financial information 2
   21          List of Subsidiaries 3
   27          Financial Data Schedule (filed electronically with SEC only) 2


--------------------------------------------------------------------------------
1 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.


2     Filed with this Form 10-Q.

3 Incorporated by reference to Exhibit 21 to the Company's 1996 Annual Report on Form 10-K.

4 Incorporated by reference to Exhibit 11 to the Company's 1998 Annual Report on Form 10-K.

5     Incorporated by reference to Current Report on Form 8-K dated
      March 31, 1998.

6     Incorporated by reference to Current Report on Form 8-K dated May 5, 1999.

*     Management contract or compensatory plan or arrangement.

** With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, and 8 of Part II and Item 14 of Part IV of the 1998 Form 10-K, the Annual Report to Shareholders is not deemed filed as part of the 1998 Form 10-K.

--------------------------------------------------------------------------------

b)       Reports on Form 8-K:

       No Current Reports on Form 8-K were filed by the Company during the first quarter ended April 3, 1999.

The Company filed a Current Report on Form 8-K dated May 5, 1999 setting forth a copy of the Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 60 million shares to 135 million shares.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LINENS 'N THINGS, INC.
                                                          (Registrant)


                                                  WILLIAM T. GILES
                                              By:-------------------------------
                                                  William T. Giles
                                                  Vice President, Chief
                                                  Financial Officer
                                                  (Duly  authorized  officer
                                                  and principal financial
                                                  officer)
Date:    May 17, 1999