Form 10-Q
period 1999-07-03
LINENS N THINGS INC
filed 1999-08-17
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 3, 1999

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
                                               Yes   X          No



Number of shares outstanding of the issuer's Common Stock:

             Class                             Outstanding at August 12, 1999
             -----                             ------------------------------

Common Stock, $0.01 par value                          39,471,269



                                      INDEX

Part I.  Financial Information                                                          Page No.

  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen and Twenty-Six Weeks Ended July 3, 1999
                 and June 27, 1998                                                            3

              Consolidated Balance Sheets as of July 3, 1999,
                 December 31, 1998 and June 27, 1998                                          4

              Consolidated Statements of Cash Flows for the
                 Twenty-Six Weeks Ended July 3, 1999
                 and June 27, 1998                                                            5

              Notes to Consolidated Financial Statements                                      6

              Independent Auditors' Review Report                                             7

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             8-12

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     12


Part II. Other Information

  Item 6.     Exhibits and Reports on Form 8-K                                               13

              (a) Exhibit Index                                                              13

              (b) Reports on Form 8-K                                                        13



                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share amounts)
                                                    (Unaudited)


                                                                     Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                                --------------------------------    -------------------------------
                                                                July 3, 1999      June 27, 1998     July 3, 1999      June 27, 1998
                                                                -------------     --------------    --------------    -------------
Net sales                                                           $271,628           $222,094         $545,168         $440,131

Cost of sales, including buying and warehousing costs                160,733            133,218          327,581          267,925
                                                                -------------     --------------    --------------    -------------

Gross profit                                                         110,895             88,876          217,587          172,206

Selling, general and administrative expenses                         102,454             84,179          203,497          165,312
                                                                -------------     --------------    --------------    -------------

Operating profit                                                       8,441              4,697           14,090            6,894

Interest expense (income), net                                           143                103              (55)            (100)
                                                                -------------     --------------    --------------    -------------

Income before provision for income taxes                               8,298              4,594           14,145            6,994

Provision for income taxes                                             3,195              1,768            5,447            2,693
                                                                -------------     --------------    --------------    -------------

Net income                                                           $ 5,103            $ 2,826         $  8,698           $4,301
                                                                =============     ==============    =============     =============

Per share of common stock:

Basic
   Net income per share                                               $ 0.13             $ 0.07           $ 0.22           $ 0.11

   Weighted average shares outstanding                                39,362             38,885           39,259           38,824

Diluted
   Net income per share                                               $ 0.12             $ 0.07           $ 0.21           $ 0.11

   Weighted average shares outstanding                                41,074             40,500           40,968           40,354




          See accompanying notes to consolidated financial statements.



                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                        July 3,            December 31,             June 27,
                                                                         1999                  1998                   1998
                                                                   ------------------    ------------------    -------------------
                                                                      (Unaudited)                                 (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                              $ 3,901             $42,638               $   4,858
      Accounts receivable, net                                                22,368              22,814                  17,559
      Inventories                                                            332,626             271,389                 271,265
      Prepaid expenses and other current assets                               24,834              18,567                  15,848
                                                                   ------------------    ------------------    -------------------
    Total current assets                                                     383,729             355,408                 309,530

    Property and equipment, net                                              200,556             179,439                 158,101
    Goodwill, net                                                             20,251              20,676                  21,101
    Deferred charges and other noncurrent assets, net                          5,393               5,321                   6,207
                                                                   ------------------    ------------------    -------------------

Total assets                                                                $609,929            $560,844                $494,939
                                                                   ==================    ==================    ===================

Liabilities and Shareholders' Equity
   Current liabilities:
      Accounts payable                                                     $157,156             $115,754                $119,888
      Accrued expenses and other current liabilities                         73,239               84,761                  55,291
                                                                   ------------------    ------------------    -------------------
    Total current liabilities                                               230,395              200,515                 175,179

     Deferred income taxes and other long-term liabilities                   41,139               36,753                   32,903

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                             --                    --                     --

         Common stock,  $0.01 par value;  135,000,000 shares
          authorized at July 3, 1999 and 60,000,000  shares
          authorized at December 31, 1998 and June 27, 1998;
          39,470,319 shares issued and 39,393,842 outstanding
          at July 3, 1999; 39,091,281 shares issued and
          39,037,948 outstanding at December 31, 1998;
          and 38,898,106 shares issued and 38,828,238
          outstanding at June 27, 1998                                          395                   391                    389
      Additional paid-in capital                                            218,539               211,378                208,093
      Retained earnings                                                     121,895               113,197                 79,436
        Treasury  stock,  at cost,  76,477  shares  at
         July 3,  1999;  53,333 at
         December 31, 1998 and 69,868 at
         June 27, 1998                                                       (2,434)               (1,390)                (1,061)
                                                                   ------------------    ------------------    -------------------
    Total shareholders' equity                                              338,395               323,576                286,857
                                                                   ------------------    ------------------    -------------------


Total liabilities and shareholders' equity                                 $609,929              $560,844               $494,939
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

                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)



                                                                           Twenty-Six Weeks Ended
                                                                  -----------------------------------------
                                                                       July 3,               June 27,
                                                                         1999                  1998
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                  $ 8,698              $  4,301
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                           12,637                10,218
     Deferred income taxes                                                    1,784                   209
     Loss on disposal of assets                                                 542                   517
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                               446                (3,795)
       Increase in inventories                                              (61,237)              (48,077)
       Increase in prepaid expenses and other
         current assets                                                      (5,465)               (2,151)
       Increase in deferred charges                                            (429)                 (354)
       Increase in accounts payable                                          37,479                 4,536
       (Decrease) increase in accrued expenses and
         other liabilities                                                   (5,303)                1,580
                                                                  -------------------    ------------------
   Net cash used in operating activities                                    (10,848)              (33,016)
                                                                  -------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                      (33,163)              (13,584)
                                                                  -------------------    ------------------

Cash flows from financing activities:
   Proceeds and Federal tax benefit from common
     stock exercised under stock incentive plans                              7,165                 3,582
   Increase in treasury stock                                                (1,044)               (1,061)
   (Decrease) increase in book overdrafts                                      (847)                9,055
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                  5,274                11,576
                                                                  -------------------    ------------------

   Net decrease in cash and cash equivalents                                (38,737)              (35,024)
   Cash and cash equivalents at beginning of year                            42,638                39,882
                                                                  -------------------    ------------------

Cash and cash equivalents at end of period                                   $ 3,901           $    4,858
                                                                  ===================    ==================



          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1998 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 3, 1999 and June 27, 1998 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. As of July 3, 1999, the Company was in compliance with the terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of July 3, 1999, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.


3.  Recent Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding of approximately 39,362,000 and 38,885,000 for the thirteen weeks ended July 3, 1999 and June 27, 1998, respectively, and approximately 39,259,000 and 38,824,000 for the twenty-six weeks ended July 3, 1999 and June 27, 1998, respectively. Diluted earnings per share has been computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The weighted-average shares outstanding for the diluted earnings per share calculation were approximately 41,074,000 and 40,500,000 for the thirteen weeks ended July 3, 1999 and June 27, 1998, respectively, and approximately 40,968,000 and 40,354,000 for the twenty-six weeks ended July 3, 1999 and June 27, 1998, respectively.


4.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At July 3, 1999, the liability under the Plan, which is reflected in other long-term liabilities, was $5.5 million.

                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related consolidated statements of cash flows for the twenty-six week periods ended July 3, 1999 and June 27, 1998. These consolidated financial statements are the responsibility of the Company's management.

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



New York, New York
July 21, 1999

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

Results of Operations

Thirteen  Weeks Ended July 3, 1999 Compared  with Thirteen  Weeks Ended June 27,
1998

Net sales increased 22.3% to $271.6 million for the thirteen weeks ended July 3, 1999, up from $222.1 million for the same period in 1998, primarily as a result of new store openings since June 27, 1998. Comparable store net sales for the thirteen weeks ended July 3, 1999 increased 6.4% as compared with an increase of 6.0% for the same period last year. Comparable store net sales as a whole continued to remain strong across most major geographic regions.

During the thirteen weeks ended July 3, 1999, the Company opened eleven stores and closed three stores, compared with opening eight stores and closing four stores during the same period last year. At July 3, 1999, the Company operated 204 stores, of which 196 were superstores, compared with 178 stores, of which 163 were superstores, at June 27, 1998. Store square footage increased 19.6% to 6,924,000 at July 3, 1999 compared with 5,787,000 at June 27, 1998.

For the thirteen weeks ended July 3, 1999, net sales of "things" merchandise increased approximately 30% over the same period in 1998, while net sales of "linens" merchandise increased approximately 15% over the same period in 1998. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in new and existing stores.

Gross profit for the thirteen weeks ended July 3, 1999 was $110.9 million, or 40.8% of net sales, compared with $88.9 million, or 40.0% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in the selling mix which included a higher penetration of seasonal merchandise which has a higher markon. This was offset in part by logistics costs related to the start up of the Company's second distribution center.

Selling, general and administrative expenses for the thirteen weeks ended July 3, 1999 were $102.5 million, or 37.7% of net sales, compared with $84.2 million, or 37.9% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily a function of increased leverage through strong comparable store net sales coupled with fewer store closings than in the same period last year. However, these savings were partially offset by additional selling expense as the Company continues to invest in payroll in order to improve guest service levels. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance.

Operating profit for the thirteen weeks ended July 3, 1999 increased to $8.4 million, or 3.1% of net sales, compared with $4.7 million, or 2.1% of net sales, for the same period last year.

The Company incurred net interest expense of approximately $143,000 (including commitment fees in connection with the Company's $90 million credit agreement) for the thirteen weeks ended July 3, 1999, compared with approximately $103,000 for the same period in 1998.

The Company's income tax expense for the thirteen weeks ended July 3, 1999 was approximately $3.2 million as compared with $1.8 million for the same period last year. The Company's effective tax rate was 38.5% for the thirteen weeks ending July 3, 1999 and June 27, 1998.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the thirteen weeks ended July 3, 1999 increased to $5.1 million, or $0.12 per share, compared with $2.8 million, or $0.07 per share, for the same period last year.

Twenty-Six Weeks Ended July 3, 1999 Compared with Twenty-Six Weeks Ended June 27, 1998

Net sales increased 23.9% to $545.2 million for the twenty-six weeks ended July 3, 1999, up from $440.1 million for the same period in 1998, primarily as a result of new store openings since June 27, 1998. Comparable store net sales for the twenty-six weeks ended July 3, 1999 increased 6.4% as compared with an increase of 6.7% for the same period last year. Comparable store net sales as a whole continued to remain strong across most major geographic regions.

During the twenty-six weeks ended July 3, 1999, the Company opened fourteen stores and closed six stores, compared with opening eleven stores and closing nine stores during the same period last year.

For the twenty-six weeks ended July 3, 1999, net sales of "things" merchandise increased approximately 30% over the same period in 1998, while net sales of "linens" merchandise increased approximately 15% over the same period in 1998. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in new and existing stores.

Gross profit for the twenty-six weeks ended July 3, 1999 was $217.6 million, or 39.9% of net sales, compared with $172.2 million, or 39.1% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in the selling mix which included a higher penetration of seasonal merchandise which has a higher markon. This was offset in part by logistics costs related to start up costs of the Company's second distribution center.

Selling, general and administrative expenses for the twenty-six weeks ended July 3, 1999 were $203.5 million, or 37.3% of net sales, compared with $165.3 million, or 37.6% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily a function of increased leverage through strong comparable store net sales coupled with fewer store closings than in the same period last year. However, these savings were partially offset by additional selling expense as the Company continues to invest in payroll in order to improve guest service levels. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance.

Operating profit for the twenty-six weeks ended July 3, 1999 increased to $14.1 million, or 2.6% of net sales, compared with $6.9 million, or 1.6% of net sales, for the same period last year.

The Company earned net interest income of approximately $55,000 (net of commitment fees in connection with the Company's $90 million credit agreement) for the twenty-six weeks ended July 3, 1999, compared with approximately $100,000 for the same period in 1998.

The Company's income tax expense for the twenty-six weeks ended July 3, 1999 was $5.4 million as compared with $2.7 million for the same period last year. The Company's effective tax rate was 38.5% for the twenty-six weeks ending July 3, 1999 and June 27, 1998.

Net income for the twenty-six weeks ended July 3, 1999 increased to $8.7 million, or $0.21 per share, compared with $4.3 million, or $0.11 per share, for the same period last year.


Liquidity and Capital Resources

The Company's capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital, as well as a second distribution center that became fully functional in June 1999. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

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

Net cash used in operating activities for the twenty-six weeks ended July 3, 1999 was $10.8 million compared with $33.0 million for the same period last year. The decrease in net cash used in operating activities was due to an increase in accounts payable as compared with last year resulting from increased inventory levels and the timing of vendor payments. The increase in inventory primarily resulted from the increased number of new stores since June 27, 1998.

Net cash used in investing activities during the twenty-six weeks ended July 3, 1999 was $33.2 million compared with $13.6 million for the same period last year. The increase is associated with the timing and number of the Company's new store openings, as well as capital expenditures for the second distribution center located in southern New Jersey which became fully functional in June 1999. Also, more of the stores scheduled for remodel were completed earlier in the year as compared with the prior year.

Net cash provided by financing activities during the twenty-six weeks ended July 3, 1999 was $5.3 million compared with $11.6 million for the same period last year. Net cash provided during the twenty-six weeks ended July 3, 1999 was primarily the result of proceeds and Federal tax benefits related to common stock exercised under stock incentive plans, offset by the timing and settlement of vendor payments.

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

Phase IV:    Testing of systems and components

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Phase V: Developing a contingency plan to address the most reasonably likely worst case scenarios with respect to Year 2000

The identification and assessment phases of the Year 2000 program with respect to the Company's systems and equipment have been completed for the Company's mission critical and other major information technology systems and hardware ("IT Systems") and for the Company's non-information technology equipment known to the Company to have microchips or other embedded technology and considered critical or substantially important to the flow of its operations ("non-IT Company Equipment"). The Company has also completed the remediation phase for its IT Systems and its non-IT Company Equipment and completed testing for its mission critical IT Systems. The Company currently expects to complete the testing phase for its IT Systems and non-IT Company Equipment, including installation and testing of Year 2000 versions, by the end of the third quarter of 1999. The Company will continue periodic testing during fiscal 1999 for new installations, versions or changes. Virtually all the compliance has been performed and is currently expected to be performed using internal resources.

In addition to Year 2000 implementation for the Company's internal systems and equipment, the Company continues to be in the process of communicating with major business suppliers and vendors in order to endeavor to determine their state of readiness with respect to Year 2000. Assessment of significant third party Year 2000 readiness is expected to be completed by the third quarter of 1999. Failure of suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically disbursed nature of its business and its large supplier and vendor base should tend to minimize such potential adverse effects.

The Company presently believes that with modifications to existing software and conversions to new software for certain applications, the Year 2000 problem will not cause a significant disruption of its operations. However, the Year 2000 problem is unique and the Company's Year 2000 compliance program is based on various assumptions and expectations that cannot be assured. Potential risks include loss of electric power or certain communication links, failure of one or more of the Company's internal systems which disrupt its normal sales or other operations, failure of suppliers or vendors (or of entities which supply products, services or materials to them) to be Year 2000 ready, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to the distribution channels, including ports, transportation services and the Company's own distribution centers. The Company is in the process of developing a contingency plan for certain mission critical systems, which is expected to be substantially completed during the third quarter of 1999 and will be based on its continuing assessment of potential risks.

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

Forward-Looking Statements

The Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations and schedule of store expansion plans, any potential disruptions to the Company's operations caused by any Year 2000 failures related to the Company's systems, equipment or third parties. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
                  Not Applicable.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 21, 1999, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Norman Axelrod and Charles C. Conaway were re-elected as directors of the Company, with 31,789,118 shares voted for and 485,418 shares withheld for Mr. Axelrod and 31,819,296 shares voted for and 455,240 shares withheld for Mr. Conaway. Directors whose term of office continued following the meeting were: Stanley P. Goldstein, Philip E. Beekman and Harold F. Compton.

Also at the Annual Meeting of Shareholders, the proposal to increase the authorized common stock to 135,000,000 shares was passed with 28,505,503 shares voted for, 3,758,015 shares voted against and 11,018 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

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

                                            LINENS 'N THINGS, INC.
                                                   (Registrant)

                                            WILLIAM T. GILES
                                       By:--------------------------------------
                                            William T. Giles
                                            Vice President, Chief
                                            Financial Officer
                                            (Duly  authorized  officer
                                             and principal financial officer)
Date:    August 13, 1999