Form 10-Q
period 1999-10-02
LINENS N THINGS INC
filed 1999-11-15
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 2, 1999

                         Commission File Number 1-12381


                             Linens 'n Things, Inc.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       22-3463939
          --------                                       ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



  6 Brighton Road, Clifton, New Jersey                             07015
  ------------------------------------                             -----
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
                                                         --


Number of shares outstanding of the issuer's Common Stock:

          Class                             Outstanding at November 12, 1999

Common Stock, $0.01 par value                          39,450,372



                                      INDEX


Part I.  Financial Information                                                          Page No.
                                                                                        --------
  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen and Thirty-Nine Weeks Ended October 2, 1999
                 and September 26, 1998                                                       3

              Consolidated Balance Sheets as of October 2, 1999,
                 December 31, 1998 and September 26, 1998                                     4

              Consolidated Statements of Cash Flows for the
                 Thirty-Nine Weeks Ended October 2, 1999
                 and September 26, 1998                                                       5

              Notes to Consolidated Financial Statements                                      6

              Independent Auditors' Review Report                                             7

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             8-12

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     12


Part II. Other Information

  Item 6.     Exhibits and Reports on Form 8-K                                               13

              (a) Exhibit Index                                                              13

              (b) Reports on Form 8-K                                                        13



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                     Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                                --------------------------------    --------------------------------
                                                                 October 2,     September 26,       October 2,        September 26,
                                                                    1999             1998               1999                1998
                                                                ----------     --------------    --------------    -----------------
Net sales                                                        $341,122          $ 278,642          $886,290             $718,773

Cost of sales, including buying and warehousing costs             203,886            167,450           531,467              435,375
                                                                ----------     --------------    --------------    -----------------

Gross profit                                                      137,236            111,192           354,823              283,398

Selling, general and administrative expenses                      113,361             93,168           316,858              258,480
                                                                ----------     --------------    --------------    -----------------

Operating profit                                                   23,875             18,024            37,965               24,918

Interest expense (income), net                                         34                105               (21)                   5
                                                                ----------     --------------    --------------    -----------------

Income before provision for income taxes                           23,841             17,919            37,986               24,913

Provision for income taxes                                          9,179              6,901            14,626                9,594
                                                                ----------     --------------    --------------    -----------------

Net income                                                       $ 14,662           $ 11,018          $ 23,360             $ 15,319
                                                                ==========     ==============    =============     ================

Per share of common stock:

Basic
   Net income per share                                             $0.37              $0.28            $0.59                $0.39

   Weighted average shares outstanding                             39,395             38,955           39,305               38,868

Diluted
   Net income per share                                             $0.36              $0.27            $0.57                $0.38

   Weighted average shares outstanding                             40,940             40,508           40,959               40,387




         See  accompanying  notes to  consolidated  financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                      October 2,           December 31,           September 26,
                                                                         1999                  1998                   1998
                                                                   ------------------    ------------------    -------------------
                                                                      (Unaudited)                                 (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                            $  18,408           $  42,638               $   15,847
      Accounts receivable, net                                                20,877              22,814                   19,810
      Inventories                                                            369,255             271,389                  294,161
      Prepaid expenses and other current assets                               21,009              18,567                   16,586
                                                                   ------------------    ------------------    -------------------
    Total current assets                                                     429,549             355,408                  346,404

    Property and equipment, net                                              215,787             179,439                  164,093
    Goodwill, net                                                             20,039              20,676                   20,889
    Deferred charges and other noncurrent assets, net                          5,353               5,321                    5,477
                                                                   ------------------    ------------------    -------------------

Total assets                                                              $  670,728          $  560,844              $   536,863
                                                                   ==================    ==================    ===================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                                    $  180,898          $  115,754               $  136,807
      Accrued expenses and other current liabilities                          95,006              84,761                   66,741
                                                                   ------------------    ------------------    -------------------
    Total current liabilities                                                275,904             200,515                  203,548

     Deferred income taxes and other long-term liabilities                    41,691              36,753                   34,355

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                                  --                  --                      --

      Common stock, $0.01 par value;
         135,000,000  shares authorized at October 2, 1999
         and 60,000,000 shares authorized  at December 31, 1998
         and September 26, 1998; 39,473,234 shares issued and
         39,396,757 outstanding at October 2, 1999; 39,091,281
         shares issued and 39,037,948 outstanding at
         December 31, 1998; and 38,975,698 shares issued and
         38,922,365  outstanding at September 26, 1998                           395                  391                     390

      Additional paid-in capital                                             218,615              211,378                 209,507
      Retained earnings                                                      136,557              113,197                  90,453
      Treasury stock, at cost, 76,477 shares at
         October 2, 1999; 53,333 at December 31, 1998 and at
         September 26, 1998                                                   (2,434)              (1,390)                 (1,390)
                                                                   ------------------    ------------------    -------------------
    Total shareholders' equity                                               353,133              323,576                 298,960
                                                                   ------------------    ------------------    -------------------

Total liabilities and shareholders' equity                                $  670,728           $  560,844             $   536,863
                                                                   ==================    ==================    ===================



          See accompanying notes to consolidated financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                          Thirty-Nine Weeks Ended
                                                                  -----------------------------------------
                                                                      October 2,           September 26,
                                                                         1999                  1998
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                $   23,360           $   15,319
   Adjustments to reconcile net income to net
   Cash provided by (used in) operating activities:
     Depreciation and amortization                                            19,851               15,766
     Deferred income taxes                                                     1,784                2,056
     Loss on disposal of assets                                                  553                  652
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                              1,937               (6,046)
       Increase in inventories                                               (97,866)             (70,973)
       Increase in prepaid expenses and other
         current assets                                                       (1,640)              (2,889)
       (Increase) decrease in deferred charges                                  (569)                 197
       Increase in accounts payable                                           61,941               22,836
       (Decrease) increase in accrued expenses
         and other liabilities                                                (8,841)              12,565
                                                                  -------------------    ------------------
   Net cash provided by (used in) operating activities                           510              (10,517)
                                                                  -------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                      (55,055)              (24,867)
                                                                  -------------------    ------------------

Cash flows from financing activities:
   Proceeds and Federal tax benefit from common
     stock exercised under stock incentive plans                               7,241                4,997
   Purchase of treasury stock                                                 (1,044)              (1,390)
   Increase in book overdrafts                                                24,118                7,742
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                  30,315               11,349
                                                                  -------------------    ------------------

   Net decrease in cash and cash equivalents                                 (24,230)             (24,035)
   Cash and cash equivalents at beginning of year                             42,638               39,882
                                                                  -------------------    ------------------

Cash and cash equivalents at end of period                                $   18,408           $   15,847
                                                                  ===================    ==================



          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 31, 1998 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 2, 1999 and September 26, 1998 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. As of October 2, 1999, the Company was in compliance with the terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of October 2, 1999, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.


3.  Recent Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding of approximately 39,395,000 and 38,955,000 for the thirteen weeks ended October 2, 1999 and September 26, 1998, respectively, and approximately 39,305,000 and 38,868,000 for the thirty-nine weeks ended October 2, 1999 and September 26, 1998, respectively. Diluted earnings per share has been computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The weighted-average shares outstanding for the diluted earnings per share calculation were approximately 40,940,000 and 40,508,000 for the thirteen weeks ended October 2, 1999 and September 26, 1998, respectively, and approximately 40,959,000 and 40,387,000 for the thirty-nine weeks ended October 2, 1999 and September 26, 1998, respectively.


4.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At October 2, 1999, the liability under the Plan, which is reflected in other long-term liabilities, was $5.2 million.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of October 2, 1999 and September 26, 1998, and the related consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related consolidated statements of cash flows for the thirty-nine week periods ended October 2, 1999 and September 26, 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP



New York, New York
October 20, 1999

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

Results of Operations

Thirteen Weeks Ended October 2, 1999 Compared with Thirteen Weeks Ended September 26, 1998

Net sales increased 22.4% to $341.1 million for the thirteen weeks ended October 2, 1999, up from $278.6 million for the same period in 1998, primarily as a result of new store openings since September 26, 1998. Comparable store net sales for the thirteen weeks ended October 2, 1999 increased 5.2% as compared with an increase of 11.2% for the same period last year. Comparable store net sales as a whole continued to remain strong across most major geographic regions.

During the thirteen weeks ended October 2, 1999, the Company opened 15 stores and closed two stores, compared with opening six stores and closing one store during the same period last year. At October 2, 1999, the Company operated 217 stores, of which 210 were superstores, compared with 183 stores, of which 169 were superstores, at September 26, 1998. Store square footage increased 24.0% to 7,425,000 at October 2, 1999 compared with 5,990,000 at September 26, 1998.

For the thirteen weeks ended October 2, 1999, net sales of "things" merchandise increased approximately 30% over the same period in 1998, while net sales of "linens" merchandise increased approximately 20% over the same period in 1998. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in new and existing stores.

Gross profit for the thirteen weeks ended October 2, 1999 was $137.2 million, or 40.2% of net sales, compared with $111.2 million, or 39.9% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in the selling mix and better buying. Logistics costs as a percent of sales were lower than last year as the Company continues to leverage its costs through the use of its distribution network.

Selling, general and administrative expenses for the thirteen weeks ended October 2, 1999 were $113.4 million, or 33.2% of net sales, compared with $93.2 million, or 33.4% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily a function of increased leverage through strong comparable store net sales. However, these savings were partially offset by costs related to increased store openings as well as continued investment in store payroll in order to improve guest service levels. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance.

Operating profit for the thirteen weeks ended October 2, 1999 increased to $23.9 million, or 7.0% of net sales, compared with $18.0 million, or 6.5% of net sales, for the same period last year.

The Company incurred net interest expense of approximately $34,000 (including commitment fees in connection with the Company's $90 million credit agreement) for the thirteen weeks ended October 2, 1999, compared with approximately $105,000 for the same period in 1998.

The Company's income tax expense for the thirteen weeks ended October 2, 1999 was approximately $9.2 million as compared with $6.9 million for the same period last year. The Company's effective tax rate was 38.5% for the thirteen weeks ending October 2, 1999 and September 26, 1998.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the thirteen weeks ended October 2, 1999 increased to $14.7 million, or $0.36 per share, compared with $11.0 million, or $0.27 per share, for the same period last year.

Thirty-Nine Weeks Ended October 2, 1999 Compared with Thirty-Nine Weeks Ended September 26, 1998

Net sales increased 23.3% to $886.3 million for the thirty-nine weeks ended October 2, 1999, up from $718.8 million for the same period in 1998, primarily as a result of new store openings since September 26, 1998. Comparable store net sales for the thirty-nine weeks ended October 2, 1999 increased 5.7% as compared with an increase of 8.4% for the same period last year. Comparable store net sales as a whole continued to remain strong across most major geographic regions.

During the thirty-nine weeks ended October 2, 1999, the Company opened 29 stores and closed 8 stores, compared with opening 17 stores and closing 10 stores during the same period last year.

For the thirty-nine weeks ended October 2, 1999, net sales of "things" merchandise increased approximately 30% over the same period in 1998, while net sales of "linens" merchandise increased approximately 20% over the same period in 1998. This is consistent with the Company's strategy to increase the penetration of "things" merchandise. The increase in net sales of "things" merchandise is the result of the continued maturation of this business as well as the overall expansion of the product categories in new and existing stores.

Gross profit for the thirty-nine weeks ended October 2, 1999 was $354.8 million, or 40.0% of net sales, compared with $283.4 million, or 39.4% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in the selling mix, which included a higher penetration of seasonal merchandise which has a higher markon, as well as better buying.

Selling, general and administrative expenses for the thirty-nine weeks ended October 2, 1999 were $316.9 million, or 35.8% of net sales, compared with $258.5 million, or 36.0% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily a function of increased leverage through strong comparable store net sales coupled with fewer store closings than in the same period last year. However, these savings were partially offset by costs related to increased store openings as well as continued investment in store payroll in order to improve guest service levels. Management believes the improvement in guest service has contributed to the strong comparable store net sales performance.

Operating profit for the thirty-nine weeks ended October 2, 1999 increased to $38.0 million, or 4.3% of net sales, compared with $24.9 million, or 3.5% of net sales, for the same period last year.

The Company earned net interest income of approximately $21,000 (net of commitment fees in connection with the Company's $90 million credit agreement) for the thirty-nine weeks ended October 2, 1999, compared with approximately $5,000 of net interest expense for the same period in 1998.

The Company's income tax expense for the thirty-nine weeks ended October 2, 1999 was $14.6 million as compared with $9.6 million for the same period last year. The Company's effective tax rate was 38.5% for the thirty-nine weeks ending October 2, 1999 and September 26, 1998.

Net income for the thirty-nine weeks ended October 2, 1999 increased to $23.4 million, or $0.57 per share, compared with $15.3 million, or $0.38 per share, for the same period last year.

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

The Company has available a $90 million three-year revolving credit facility expiring March 31, 2001, which can be increased up to $125 million provided certain terms and conditions contained in the credit agreement are met. This agreement allows for up to $25 million in borrowings from uncommitted lines of credit. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, the revolving credit facility and the uncommitted lines of credit will be sufficient to fund anticipated capital expenditures and working capital requirements in the foreseeable future.

Net cash provided by operating activities for the thirty-nine weeks ended October 2, 1999 was $0.5 million compared with net cash used in operating activities of $10.5 million for the same period last year. The net cash provided by operating activities was due to a larger increase in accounts payable as compared with last year resulting from increased inventory levels and the timing of vendor payments. The increase in inventory primarily resulted from the increased number of new stores since September 26, 1998.

Net cash used in investing activities during the thirty-nine weeks ended October 2, 1999 was $55.1 million compared with $24.9 million for the same period last year. The increase is associated with the timing and number of the Company's new store openings, as well as capital expenditures for the second distribution center in southern New Jersey which became fully functional in June 1999. Also, more of the stores scheduled for remodel were completed earlier in the year as compared with the prior year.

Net cash provided by financing activities during the thirty-nine weeks ended October 2, 1999 was $30.3 million compared with $11.3 million for the same period last year. Net cash provided during the thirty-nine weeks ended October 2, 1999 was primarily the result of the timing and settlement of vendor payments as well as the proceeds and Federal tax benefits related to common stock exercised under stock incentive plans.

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

Phase IV:    Testing of systems and components

Phase V: Developing a contingency plan to address the most reasonably likely worst case scenarios with respect to Year 2000

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The identification and assessment phases of the Year 2000 program with respect to the Company's systems and equipment have been substantially completed for the Company's mission critical and other major information technology systems and hardware ("IT Systems") and for the Company's non-information technology equipment known to the Company to have microchips or other embedded technology and considered critical or substantially important to the flow of its operations ("non-IT Company Equipment"). The Company has also substantially completed the remediation phase for its IT Systems and its non-IT Company Equipment and substantially completed testing for its mission critical IT Systems. The Company has completed the testing phase for its IT Systems and non-IT Company Equipment, including installation and testing of Year 2000 versions. The Company will continue periodic testing during fiscal 1999 for new installations, versions or changes. Virtually all the compliance has been performed using internal resources.

In addition to Year 2000 implementation for the Company's internal systems and equipment, the Company continues to be in the process of communicating with major business suppliers and vendors in order to endeavor to determine their state of readiness, based on these communications with such third party suppliers and vendors, with respect to Year 2000. Assessment of significant third party Year 2000 readiness has been substantially completed. Failure of suppliers, vendors or other third parties to timely address and remedy Year 2000 problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically disbursed nature of its business and its large supplier and vendor base should tend to minimize such potential adverse effects.

The Company presently believes that with modifications to existing software and conversions to new software for certain applications, the Year 2000 problem will not cause a significant disruption of its operations. However, the Year 2000 problem is unique and the Company's Year 2000 compliance program is based on various assumptions and expectations that cannot be assured. Potential risks include loss of electric power or certain communication links, failure of one or more of the Company's internal systems which disrupt its normal sales or other operations, failure of suppliers or vendors (or of entities which supply products, services or materials to them) to be Year 2000 ready, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to the distribution channels, including ports, transportation services and the Company's own distribution centers. The Company has developed a contingency plan for certain mission critical systems.

The Company does not expect the costs associated with this Year 2000 project (including internal personnel costs) to be material to the Company's financial condition or results of operations. Costs incurred to date have been expensed and were budgeted costs funded through operating cash flows. The costs associated with the completion of Year 2000 will be expensed as incurred and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to be Year 2000 compliant and or for implementing any contingency plans.

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

Forward-Looking Statements

The Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations and schedule of store expansion plans and any potential disruptions to the Company's operations caused by any Year 2000 failures related to the Company's systems, equipment or third parties. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.




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



(b)      Reports on Form 8-K:


         No Current Reports on Form 8-K were filed by the Company during the thirteen week period ended October 2, 1999.



                                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LINENS 'N THINGS, INC.
                                                      (Registrant)

                                              WILLIAM T. GILES
                                          By:-----------------------------------
                                              William T. Giles
                                              Vice President, Chief
                                              Financial Officer
                                             (Duly authorized officer and
                                              principal financial officer)
Date:    November 15, 1999