Form 10-K
period 2000-01-01
LINENS N THINGS INC
filed 2000-03-30
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-12381
--------------------------------------------------------------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 778-1300


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              ----------------------------------------
COMMON STOCK, $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                                None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X                             NO
                       -----                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 2000, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1,046 million.

The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 15, 2000 was 39,480,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS


FORM 10-K
ITEM NO.       NAME OF ITEM                                                                              PAGE
-------        ------------                                                                              ----
                                                         PART I

Item 1.        Business................................................................................    3
Item 2.        Properties..............................................................................   11
Item 3.        Legal Proceedings.......................................................................   11
Item 4.        Submission of Matters to a Vote of
                  Security Holders.....................................................................   11

                                                        PART II
Item 5.        Market for Registrant's Common Equity
                  and Related Stockholder Matters......................................................   12
Item 6.        Selected Financial Data.................................................................   12
Item 7.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................................................................   12
Item 7A.       Quantitative and Qualitative Disclosures
                     about Market Risk.................................................................   12
Item 8.        Financial Statements and Supplementary
                  Data.................................................................................   12
Item 9.        Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure...........................................................................   12

                                                        PART III
Item 10.       Directors and Executive Officers of
                  the Registrant.......................................................................   13
Item 11.       Executive Compensation..................................................................   13
Item 12.       Security Ownership of Certain Beneficial
                  Owners and Management................................................................   13
Item 13.       Certain Relationships and Related
                  Transactions.........................................................................   13

                                                        PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   14

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Linens 'n Things, Inc. and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 230 stores in 40 states as of fiscal year end 1999. The Company's current store prototype ranges between 35,000 and 40,000 gross square feet in size and such stores are located in strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company's business strategy is to offer a broad selection of high quality, brand name merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs.

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

         From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format, which has evolved from 20,000 gross square feet in size to its current size ranging from 30,000 to 60,000 gross square feet. This superstore format offers a broad merchandise selection in a more visually appealing, guest friendly format. The Company's introduction of superstores has resulted in the closing or relocation of most of the Company's traditional stores through fiscal year end 1999. As a result of superstore openings and traditional store closings, the Company's gross square footage almost tripled from 2.9 million to 7.9 million over the last five years although its store base only increased 59% from 145 to 230 during this period.

         As part of this strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows. In addition, as part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller selection of "linens" and "things." The Company estimates that the "things" side of its business has increased from less than 10% of net sales in fiscal 1991 to approximately 40% in fiscal 1999.

         The Company was a wholly-owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock, on a pre-split basis. Immediately subsequent to the IPO, CVS owned approximately 32.5% of the Company's common stock, having retained 6,267,758 shares, on a pre-split basis. During 1997, CVS sold substantially all of its remaining shares of the Company's common stock in a public offering. At December 31, 1997, CVS held no shares of the Company's common stock. Unless otherwise indicated, all share information is adjusted to reflect the Company's two-for-one common stock split effected in May 1998.

EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL

The following table sets forth information regarding the executive officers of the Company:

      NAME                                 AGE     POSITION
      ----                                 ---     --------
      Norman Axelrod....................   47      Chairman, Chief Executive Officer and President
      Steven B. Silverstein.............   40      Executive Vice President, Chief Merchandising Officer
      Hugh J. Scullin...................   51      Senior Vice President, Store Operations
      Brian D. Silva ...................   43      Senior Vice President, Human Resources and Corporate Secretary
      William T. Giles..................   40      Vice President, Chief Financial Officer

         Mr. Axelrod has been Chief Executive Officer and President of the Company since 1988 and was elected to the additional position of Chairman of the Board of Directors of the Company effective as of January 1997. Prior to joining Linens 'n Things, Mr. Axelrod held various management positions at Bloomingdale's from 1976 to 1988 including: Buyer, Divisional Merchandise Manager, Vice President/Merchandise Manager and Senior Vice President/General Merchandise Manager. Mr. Axelrod earned his B.S. from Lehigh University and his M.B.A. from New York University.

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

         Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller, was promoted to Vice President, Finance and Controller in 1994 and was promoted to Vice President, Chief Financial Officer in 1997. From 1981 to 1990, Mr. Giles was with PriceWaterhouse LLP. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

The following table sets forth information regarding another key manager of the
Company:

      NAME                               AGE   POSITION
      Matthew J. Meaney................. 53    Vice President, Management Information Systems

         Mr. Meaney joined Linens 'n Things in 1991 as Vice President, Management Information Systems. From 1985 to 1991, Mr. Meaney was Vice President of Management Information Systems for Laura Ashley, Inc. Mr. Meaney received a B.S. in Economics from St. Peter's College and an M.B.A. in Finance from Seton Hall University.

BUSINESS STRATEGY

         The Company's business strategy is to offer a broad and deep selection of high quality, brand name merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs. Key elements of the Company's business strategy are:

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

         In addition, the Company has taken initiatives to enhance the speed of its guest service, including enhancing credit card authorization and upgrading its point-of-sale ("POS") system. The Company has also transferred the inventory and receiving responsibilities from the stores to the distribution centers thereby allowing associates to direct their focus to the selling floor, which has enhanced the guest's shopping experience. The Company provides gift registry services in its stores nationwide to further serve its guests. In 1999, the Company offered the convenience of an electronic gift card to its guests.

         The Company's superstore format is designed to save the guest time by having merchandise visible and accessible on the selling floor for immediate purchase. The Company believes its knowledgeable sales staff and efficient guest service, together with the Company's liberal return policy, create a positive shopping experience that engenders guest loyalty.

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

GROWTH STRATEGY

         NEW SUPERSTORE EXPANSION. The Company operates in a large, highly-fragmented industry and has a market share of less than two percent of the industry. The Company's expansion strategy is to increase market share in existing markets and to penetrate new markets in which the Company believes it can become a leading operator of home furnishings superstores. Markets for new superstores are selected on the basis of demographic factors, such as income, population and number of households. The Company's stores are located predominantly in power strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company generally seeks to operate stores in the United States in geographic trading areas of 200,000 persons within a ten-mile radius and with demographic characteristics that match the Company's target profile.

         During the first quarter of fiscal 1999, the Company entered into certain lease commitments in Canada. As part of the Company's overall store opening schedule, it expects to open several new stores in Canada in the year 2000, with the first Canadian store opening in the spring of 2000. The Company continues to review its expansion into Canada and does not expect any material impact on operations for fiscal 2000.

         The following table sets forth information concerning the Company's expansion program during the past five years:

                                                    SQUARE FOOTAGE (IN 000'S)            STORE COUNT
          FISCAL                                    -------------------------      -----------------------
           YEAR         OPENINGS      CLOSINGS      BEGIN YEAR       END YEAR      BEGIN YEAR     END YEAR
           ----         --------      --------      ----------       --------      ----------     --------
           1995            28            18            2,865          3,691           145           155
           1996            36            22            3,691          4,727           155           169
           1997            25            18            4,727          5,493           169           176
           1998            32            12            5,493          6,487           176           196
           1999            43             9            6,487          7,925           196           230

         INCREASE PRODUCTIVITY OF EXISTING STORE BASE. The Company is committed to increasing its net sales per square foot, inventory turnover ratio and return on invested capital. The Company believes the following initiatives will best position it to achieve these goals:

              ENHANCE MERCHANDISE MIX AND PRESENTATION. The Company continues to explore opportunities to increase sales in its "things" merchandise without sacrificing market share or guest image in the "linens" side of the business. The Company expects these opportunities to positively impact net sales per square foot, the average net sale per guest and inventory turnover, since "things" merchandise tends to be more impulse driven merchandise as compared to the "linens" portion of the business. The Company is consistently introducing new products that it expects will increase sales and generate additional guest traffic.

              In addition, the Company intends to continue improving its merchandising presentation techniques, space planning and store layout to further improve the productivity of its existing and future superstore locations. The Company periodically restyles its stores to incorporate new offerings and realigns its store space with its growth segments. The Company expects that the addition of in-store guest services, such as gift registry, will further improve its store productivity.

              INCREASE OPERATING EFFICIENCIES. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including two distribution centers and a management information system, which it believes will allow it to maintain low operating costs as it pursues its superstore expansion strategy. In 1995, the Company began full operation of its first distribution center in Greensboro, North Carolina. In June 1999, the Company began operation of its second distribution center in southern New Jersey. By the end of fiscal 1999, approximately 85% of all merchandise was being received at the distribution centers. Management believes that the increased utilization of the distribution centers has resulted in lower average freight costs, more efficient scheduling of inventory shipments to the stores, better in-stock positions and improved information flow. The Company believes that the transfer of inventory receiving responsibilities from the stores to the distribution centers allows the store sales associates to direct their focus to the sales floor, thereby increasing the level of guest service. The warehouse portion of the distribution centers provides the Company flexibility to manage safety stock and take advantage of opportunistic purchases. The Company's ability to effectively manage its inventory is also enhanced by a centralized merchandising management team and its management information systems which allow the Company to more accurately monitor and better balance inventory levels and improve in-stock positions in its stores.

INDUSTRY

         According to Industry Reports, total industry sales of products sold in the Company's stores, which primarily includes home textiles, housewares and decorative furnishings categories, were estimated to be over $76 billion in 1998. The market for home furnishings is large, highly-fragmented and competitive. Specialty superstores are the fastest growing channel of distribution in this market. In fiscal 1999, the Company estimates that the three largest specialty superstore retailers of fashion home textiles (which includes the Company, Bed Bath & Beyond, Inc. and Home Place of America, Inc.) had aggregate sales representing only approximately 5% of the industry's total unit sales.

         The Company competes with many different types of retailers that sell many or most of the items sold by the Company, including department stores, mass merchandisers, specialty retail stores and other retailers. Linens 'n Things generally classifies its competition as follows:

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

         MASS MERCHANDISERS: This category includes companies such as Wal-Mart Stores, Inc., the Target Stores division of Target Corporations and Kmart Corporation. Fashion home furnishings generally represent only a small portion of the total merchandise sales in these stores. The Company's competitive advantage is that these stores generally offer a more limited merchandise selection with fewer high quality name brands and lower quality merchandise at lower price points. In addition, these mass merchandisers typically have more limited customer service staffing than the Company.

         SPECIALTY STORES/RETAILERS: This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc. and Home Place of America, Inc. and smaller niche retailers such as Crate & Barrel, Lechters, Inc. and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 15,000 to 70,000 gross square feet and offer a home furnishings merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy the customer's household needs. The niche retailers are typically smaller in size than the large format superstores and offer a broad assortment within a specific niche.

      OTHER RETAILERS: This category includes mail order retailers, such as Spiegel Inc. and Domestications, off-price retailers, such as Kohl's Corporation, the T.J. Maxx and Marshall's divisions of the TJX Companies, Inc. and local "mom and pop" retail stores. Both mail order retailers and smaller local retailers generally offer a more limited selection of merchandise. Off-price retailers typically offer close-out or out of season name brand merchandise at competitive prices.

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

CUSTOMER SERVICE

         Linens 'n Things treats every customer as a guest. The Company's philosophy supports enhancing the guest's entire shopping experience and believes that all elements of service differentiate it from the competition. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. This philosophy is designed to encourage guest loyalty as well as to continually develop knowledgeable Company associates. The entire store team is hired and trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been augmented by the transfer of inventory receiving responsibilities from the stores, allowing sales associates to focus on the sales floor. Sophisticated management systems that provide efficient guest service and liberal return procedures are geared toward making each guest's visit a convenient, efficient and pleasant experience.

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

         To reach its guests, the Company primarily uses full color inserts in newspapers which are also supplemented by direct mail marketing initiatives. In addition, the Company periodically advertises on television during peak seasonal periods or for promotional events. Grand opening promotional events are used to support new stores, with more emphasis placed on those located in new markets.

PURCHASING AND SUPPLIERS

         The merchandising mix for each store is selected by the central buying staff in consultation with district store managers. The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 10% of the Company's total purchases in fiscal 1999. In fiscal 1999, the Company purchased a significant number of products from other key suppliers. Due to its breadth and depth of selection, the Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

DISTRIBUTION

         The Company operates two distribution centers. The first is located in Greensboro, North Carolina and began operation in 1995 and the second is located in southern New Jersey and began operation in June 1999. The Company believes the utilization of the centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores, better in-stock positions and improved information flow. In addition, transferring inventory receiving responsibilities from the stores to the distribution centers allows the sales associates to direct their focus to the selling floor, thereby ehhancing the guest's shopping experience. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

         The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to all of its suppliers. By the end of fiscal 1999, the Company received approximately 85% of its total inventory through its distribution centers. The balance of the Company's merchandise is directly shipped to individual stores. The Company plans to continue efforts to ship as much merchandise through the distribution centers as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of Electronic Data Interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third party delivery services to ship its merchandise from the distribution center to its stores.

MANAGEMENT INFORMATION SYSTEMS

     Over the last several years, the Company has made significant investments in technology to improve guest service, gain efficiencies and reduce operating costs. Linens 'n Things has installed a customized IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. The Company utilizes POS terminals with price look-up capabilities for both inventory and sales transactions on a SKU basis, which the Company continually upgrades. Information obtained daily by the system results in automatic inventory replenishment in response to specific requirements of each store.

     In fiscal 1999, the Company introduced handheld radio frequency devices in some of its stores. These devices enable the sales associates to perform a variety of "back office" tasks such as checking inventory, verifying prices and determining what items are on order, without having to leave the selling floor. In addition, a company-wide intranet was launched that permits instant, paperless communications between the corporate headquarters and the entire store chain.

     The Company believes its management information systems have fully integrated the Company's stores, headquarters and distribution process. The Company continually evaluates and upgrades its management information systems to enhance the quantity, quality and timeliness of information available to management.

STORE MANAGEMENT AND OPERATIONS

      The Company places a strong emphasis on its people, their development and their opportunity for advancement, particularly at the store level. The Company's commitment to maintaining a high internal promotion rate is best exemplified through the practice of opening each new store with a seasoned management crew. As a result, the vast majority of General Managers opening a new store have significant experience with the Company. Additionally, the structured management training program requires that each new manager learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning, complemented at the associate level through daily in-store product seminars and structured register training materials and proficiencies. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing store expansion program, serve as incentives to attract and retain quality individuals, which the Company believes results in lower turnover.

      Linens 'n Things' stores are open seven days a week, generally from 9:30 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

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

EMPLOYEES

      As of January 1, 2000, the Company employed approximately 11,900 people of whom approximately 5,000 were full-time employees and 6,900 were part-time employees. None of the Company's employees are represented by unions, and the Company believes that it has a good relationship with its employees.

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

TRADE NAMES AND SERVICE MARKS

      The Company uses the "Linens 'n Things" name as a trade name and as a service mark in connection with retail services. The Company has registered the "Linens 'n Things" logo as a service mark with the United States Patent and Trademark Office. The Company has also filed for registration with the Canada Patent and Trademark Office. Management believes that the name "Linens 'n Things" is an important element of the Company's business.

FORWARD-LOOKING STATEMENTS

      This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations and schedules of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

ITEM 2.  PROPERTIES

      As of January 1, 2000 the Company operated 230 retail stores in 40 states. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and certain of the leases provide for renewal options that range from 5 to 15 years at increased rents. Certain of the leases provide for scheduled rent increases and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS guarantees the leases of certain stores that were open prior to the Company's 1996 IPO. Following the IPO, CVS no longer enters into commitments to guarantee future leases on behalf of the Company.

      The Company owns its distribution center in Greensboro, North Carolina. The Company leases its corporate headquarters in Clifton, New Jersey and its distribution center in southern New Jersey.

      The table below sets forth the number of stores located in each state as of January 1, 2000:

       STATE              NUMBER OF STORES   STATE              NUMBER OF STORES
       -----              ----------------   -----              ----------------
      Alabama                     1          Nebraska                    1
      Arizona                     5          Nevada                      2
      Arkansas                    1          New Hampshire               3
      California                 28          New Jersey                 11
      Colorado                    5          New Mexico                  2
      Connecticut                 7          New York                   12
      Florida                    20          North Carolina              7
      Georgia                    10          Ohio                        4
      Idaho                       1          Oklahoma                    1
      Illinois                   15          Oregon                      4
      Indiana                     3          Pennsylvania                5
      Kansas                      3          Rhode Island                1
      Kentucky                    1          South Carolina              1
      Louisiana                   2          Tennessee                   4
      Maine                       2          Texas                      20
      Maryland                    4          Utah                        3
      Massachusetts               8          Virginia                   11
      Michigan                    7          Washington                  6
      Minnesota                   5          West Virginia               1
      Missouri                    2          Wisconsin                   1

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended January 1, 2000.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At January 1, 2000 there were approximately 9,300 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter (adjusted to give effect to the Company's two-for-one common stock split effected in May 1998) is as follows:

       FOR FISCAL 1999                       HIGH            LOW
       ---------------                       ----            ---
       First Quarter..................     $48 1/4         $34 3/16
       Second Quarter.............          52 1/16         37 5/8
       Third Quarter..................      49 1/2          30 5/8
       Fourth Quarter.................      41 7/16         22 7/16

       FOR FISCAL 1998                       HIGH            LOW
       ---------------                       ----            ---
       First Quarter..................     $28 1/2         $19 1/2
       Second Quarter.................      34 11/16        27 1/16
       Third Quarter..................      35 7/8          23
       Fourth Quarter.................      40 5/8          16 5/8

      The Company paid no dividends on its common stock in fiscal 1999 and fiscal 1998. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility currently prohibits the Company from paying cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 21 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial information required by this Item are incorporated by reference to pages 24 through 34 and page 36 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000. These financial statements are indexed under Item 14(a)(1). See also the financial statement schedule that is included herein and is indexed under
Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements between the Company and its independent public accountants on matters of accounting principles or practices for fiscal 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement to be mailed to shareholders for the Company's 2000 Annual Meeting of Shareholders.

         The information required by this Item concerning the Company's executive officers is contained in Part I, Item 1, "Business - Executive Officers and Certain Key Personnel."

         The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the headings "Director Compensation - Attendance; Committees" and "Executive Compensation", other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the heading "Certain Transactions with Related Parties."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report.

1.    FINANCIAL STATEMENTS:

      The following Financial Statements are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

                                                                                           PAGES IN ANNUAL REPORT
                                                                                               TO SHAREHOLDERS
                                                                                               ---------------
Consolidated Statements of Operations -
for the fiscal years ended January 1, 2000, December 31, 1998 and December 31, 1997......             24

Consolidated Balance Sheets -
as of January 1, 2000 and December 31, 1998..............................................             25

Consolidated Statements of Shareholders' Equity -
for the fiscal years ended January 1, 2000, December 31, 1998 and December 31, 1997......             26

Consolidated Statements of Cash Flows -
for the fiscal years ended January 1, 2000, December 31, 1998 and December 31, 1997......             27

Notes to Consolidated Financial Statements...............................................             28 through 34

Independent Auditors' Report.............................................................             36


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

                                                                      SCHEDULE 1

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)


                            FISCAL             FISCAL              FISCAL
                          YEAR ENDED          YEAR ENDED         YEAR ENDED
        ITEM            JANUARY 1, 2000   DECEMBER 31, 1998   DECEMBER 31, 1997
        ----            ---------------   -----------------   -----------------

Advertising Costs           $35,566            $28,913            $25,161
                            -------            -------            -------

                                  EXHIBIT INDEX
    EXHIBIT
    NUMBER       DESCRIPTION

     3.1 Amended and Restated Certificate of Incorporation, as amended (1),(4)

     3.2       By-Laws of the Registrant(1)

     4         Specimen Certificate of Common Stock(1)

    10.1 Transitional Services Agreement between the Registrant and CVS Corporation(1)

    10.2       Stockholder Agreement between the Registrant and CVS
               Corporation(1)

    10.3 Tax Disaffiliation Agreement between the Registrant and CVS Corporation(1)

    10.4       Credit Facility, as amended (1),(5)

    10.5       Employment Agreement with Norman Axelrod(*)(1)

    10.8       Employment Agreement with Steven B. Silverstein(*)(1)

    10.9       Employment Agreement with Hugh J. Scullin(*)(1)

    10.10      1996 Incentive Compensation Plan(*)(1)

    10.11      1996 Non-Employee Director Stock Plan(*)(1)

    10.12      Supplemental Executive Retirement Plan(*)(6)

    10.13      Split-Dollar Agreement between the Registrant and
               Norman Axelrod(*)(6)

    10.14 Split-Dollar Collateral Assigment between the Registrant and Norman Axelrod(*)(6)

    11         Computation of Net Income (Loss) Per Common Share(2)

    12         Computation of Ratio of Earnings to Fixed Charges(2)

    13         Annual Report to Shareholders for 1999 fiscal year(**)

    21         List of Subsidiaries(3)

    23a        Consent of KPMG LLP(2)

    27         Financial Data Schedule (filed electronically with SEC only)(2)

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

(2)   Filed with this Form 10-K.

(3) Incorporated by reference to Exhibit 21 to the Company's 1996 Annual Report on Form 10-K.

(4)   Incorporated by reference to a Current Report on Form 8-K dated May 6,
      1999.

(5) Incorporated by reference to a Current Report on Form 8-K dated March 31, 1998.

(6) Incorporated by reference to a Current Report on Form 8-K dated March 27, 2000.

(*)   Management contract or compensatory plan or arrangement.

(**) With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Annual Report to Shareholders is not deemed filed as part of this Form 10-K.

(b)   Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated December 15, 1999, setting forth a change in the Company's fiscal year from a calendar year ending December 31, 1999 to a 52/53 week calendar year, with the current fiscal year ending on Saturday, January 1, 2000 rather than December 31, 1999.

     The Company filed a Current Report on Form 8-K dated March 27, 2000, concerning the Company's adoption of a Supplemental Executive Retirement Plan and documents related thereto.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LINENS 'N THINGS, INC.
                                       (Registrant)

                                       By:  /s/ Norman Axelrod
                                            ------------------------------------
                                             NORMAN AXELROD
                                             CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                             AND PRESIDENT
Dated:  March 29, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

                        SIGNATURE                         TITLE                                DATE
                    ----------------                     -------                              ------
         /s/ Norman Axelrod
------------------------------------              Chairman, Chief Executive               March 29, 2000
             Norman Axelrod                       Officer and President

         /s/ Philip E. Beekman
------------------------------------              Director                                March 29, 2000
             Philip E. Beekman

         /s/ Harold F. Compton
------------------------------------              Director                                March 29, 2000
             Harold F. Compton

         /s/ Charles C. Conaway
------------------------------------              Director                                March 29, 2000
             Charles C. Conaway

         /s/ Stanley P. Goldstein
------------------------------------              Director                                March 29, 2000
             Stanley P. Goldstein

         /s/ William T. Giles
------------------------------------              Vice President,                         March 29, 2000
             William T. Giles                     Chief Financial Officer
                                                  (Principal Financial Officer and
                                                   Principal Accounting Officer)

FIVE-YEAR FINANCIAL SUMMARY (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
--------------------------------------------------------------------------------

Fiscal Year Ended                            JANUARY 1,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2000(1)        1998(1)         1997(1)        1996(1)       1995(2)
--------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
   Net sales .............................. $1,300,632     $1,066,194     $  874,224     $  696,107     $  555,095
   Operating profit .......................     84,552         61,988         45,507         30,683          8,133
   Net income (loss) ......................     52,052         38,062         25,790         15,039           (212)
   Net income (loss) per share(3).......... $     1.27     $     0.94     $     0.65     $     0.39     $    (0.01)
   Weighted average shares outstanding(4)..     40,907         40,407         39,537         38,558         38,536

BALANCE SHEET DATA:
   Total assets ........................... $  679,916     $  560,844     $  472,099     $  423,957     $  343,522
   Working capital ........................    181,380        154,893        123,375        113,582         69,399
   Total long-term debt ...................         --             --             --         13,500             --
   Shareholders' equity ................... $  383,962     $  323,576     $  280,035     $  249,727     $   76,678

SELECTED OPERATING DATA:
   Number of stores .......................        230            196            176            169            155
   Total gross square footage (000's)......      7,925          6,487          5,493          4,727          3,691
   Increase (decrease) in comparable
      store net sales .....................        5.4%           8.3%           6.6%           1.1%          (1.5%)


(1) REFLECTS DILUTED EARNINGS PER SHARE FOR FISCAL YEAR ENDED 1999, 1998, 1997 AND 1996 IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 128, "EARNINGS PER SHARE" ("SFAS NO. 128"). BASIC EARNINGS PER SHARE FOR FISCAL YEAR ENDED 1999, 1998, 1997 AND 1996 WAS $1.32, $0.98,
    $0.67 AND $0.39, RESPECTIVELY, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING OF 39,339, 38,895, 38,578 AND 38,536, RESPECTIVELY.

(2) REFLECTS CERTAIN ONE-TIME SPECIAL CHARGES RELATED TO THE CVS STRATEGIC PROGRAM. OPERATING PROFIT IN 1995, EXCLUDING THE EFFECT OF THESE CHARGES, WOULD HAVE BEEN $31.5 MILLION.

(3) UNLESS OTHERWISE STATED, ALL REFERENCES TO COMMON SHARES OUTSTANDING AND INCOME PER SHARE IN THE CONSOLIDATED FINANCIAL STATEMENTS, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE ON A POST-SPLIT BASIS.

(4) 1995 REFLECTS THE ACTUAL SHARES ISSUED UPON THE COMPLETION OF THE COMPANY'S INITIAL PUBLIC OFFERING ON NOVEMBER 26, 1996 ADJUSTED FOR THE STOCK SPLIT IN MAY 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following table sets forth the percentage of net sales for certain items included in the Company's consolidated statements of operations for the periods indicated:

                                            JAN 1,      DEC 31,       DEC 31,
Fiscal Year Ended                            2000         1998          1997
------------------------------------------------------------------------------

PERCENTAGE OF NET SALES
Net sales .........................         100.0%       100.0%       100.0%
Cost of sales, including buying and
  warehousing costs ...............          59.4         60.0         60.4
                                            -----        -----        -----
Gross profit ......................          40.6         40.0         39.6
Selling, general and administrative
  expenses ........................          34.1         34.2         34.4
                                            -----        -----        -----
Operating profit ..................           6.5          5.8          5.2
Interest expense, net .............           0.0          0.0          0.1
                                            -----        -----        -----
Income before income taxes ........           6.5          5.8          5.1
Provision for income taxes ........           2.5          2.2          2.1
                                            -----        -----        -----
Net income ........................           4.0%         3.6%         3.0%


FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED WITH
FISCAL YEAR ENDED DECEMBER 31, 1998

NET SALES

Net sales for fiscal 1999 were $1,300.6 million, an increase of 22.0% over fiscal 1998 sales of $1,066.2 million, primarily as a result of new store openings and strong comparable store net sales. The Company opened 43 superstores and closed 9 stores in fiscal 1999, as compared with opening 32 superstores and closing 12 stores in fiscal 1998. At fiscal year end 1999, the Company operated 230 stores as compared with 196 stores at fiscal year end 1998. Comparable store net sales increased 5.4% in fiscal 1999 compared with 8.3% in fiscal 1998. Comparable store net sales were driven predominately by higher consumer traffic.

The Company's average net sales per store increased to $6.2 million in fiscal 1999 up from $5.9 million in fiscal 1998. This increase was due to strong comparable store net sales increases. For the fiscal year ended 1999, net sales of "linens" merchandise increased approximately 20% over the prior year, while net sales of "things" merchandise increased approximately 30% over the prior year. The greater increase in net sales for "things" merchandise primarily resulted from the continued expansion of product categories within the "things" business.

GROSS PROFIT

Gross profit for fiscal 1999 was $528.2 million, or 40.6% of net sales, as compared with $427.1 million, or 40.0% of net sales, in fiscal 1998. This increase as a percentage of net sales resulted from improved selling mix, improvements in buying, and lower freight and related logistics costs from the leveraging of the Company's logistics network.

EXPENSES

Selling, general and administrative expenses ("S,G&A") for fiscal 1999 were $443.6 million, or 34.1% of net sales, as compared with $365.1 million, or 34.2% of net sales, in fiscal 1998. Occupancy expenses continue to leverage as a result of a 5.4% comparable store net sales increase, which was offset in part due to investments in store payroll in order to provide better guest service.

Operating profit for fiscal 1999 increased to $84.6 million, or 6.5% of net sales, up from $62.0 million, or 5.8% of net sales, during fiscal 1998.

Net interest expense in fiscal 1999 decreased to $43,000 from $83,000 during fiscal 1998. This decrease was due to improved earnings as well as improved working capital management.

The Company's income tax expense for fiscal 1999 was $32.5 million, as compared with $23.8 million during fiscal 1998. The Company's effective tax rate was 38.4% in fiscal 1999 as compared with 38.5% in fiscal 1998.

NET INCOME

Net income for fiscal 1999 was $52.1 million, or 4.0% of net sales as compared with $38.1 million, or 3.6% of net sales in fiscal 1998.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED WITH FISCAL YEAR
ENDED DECEMBER 31, 1997

NET SALES

Net sales for fiscal 1998 were $1,066.2 million, an increase of 22.0% over fiscal 1997 sales of $874.2 million, primarily as a result of new store openings and increased comparable store net sales. The Company opened 32 superstores and closed 12 stores in fiscal 1998, as compared with opening 25 superstores and closing 18 stores in fiscal 1997. For fiscal year end 1998, the Company operated 196 stores as compared with 176 stores at fiscal year end 1997. Comparable store net sales increased 8.3% in fiscal 1998 compared with 6.6% in fiscal 1997. Comparable store net sales were driven not only by higher consumer traffic, but by an increase in average transaction, which reflects the increased focus the Company has placed on providing better guest service as well as the continued expansion of "things" merchandise.

The Company's average net sales per store increased to $5.9 million in fiscal 1998 up from $5.2 million in fiscal 1997. This increase was due to strong comparable store net sales increases and the continued closing of lower volume traditional stores. For the fiscal year ended 1998, net sales of "linens" merchandise increased approximately 20% over the prior year, while net sales of "things" merchandise increased approximately 30% over the prior year. The greater increase in net sales for "things" merchandise primarily resulted from the continued expansion of product categories within the "things" business.

GROSS PROFIT

Gross profit for fiscal 1998 was $427.1 million, or 40.0% of net sales, as compared with $346.3 million, or 39.6% of net sales, in fiscal 1997. This increase as a percentage of net sales resulted from improved selling mix, improvements in buying and lower freight costs from the leveraging of the Company's logistics network.

EXPENSES

Selling, general and administrative expenses for fiscal 1998 were $365.1 million, or 34.2% of net sales, as compared with $300.8 million, or 34.4% of net sales, in fiscal 1997. S,G&A expenses were leveraged as a result of an 8.3% comparable store net sales increase, which was offset in part by increased store openings as well as an investment in store payroll in order to provide better guest service.

Operating profit for fiscal 1998 increased to $62.0 million, or 5.8% of net sales, up from $45.5 million, or 5.2% of net sales, during fiscal 1997.

Net interest expense in fiscal 1998 decreased to $83,000 from $1.0 million, or 0.1% of net sales, during fiscal 1997. This decrease was due to improved earnings and working capital management as well as payment of the CVS Note in fiscal 1997.

The Company's income tax expense for fiscal 1998 was $23.8 million, as compared with $18.7 million during fiscal 1997. Through planning initiatives implemented in fiscal 1998, the Company's effective tax rate was reduced to 38.5% from 42.0% in fiscal 1997.

NET INCOME

Net income for fiscal 1998 was $38.1 million, or 3.6% of net sales as compared with $25.8 million, or 3.0% of net sales in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for investments in new stores, new store inventory purchases and seasonal working capital, as well as the second distribution center, which opened in June 1999. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. At the end of fiscal 1999, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. At various times throughout fiscal 1999 and 1998, the Company did borrow against the Credit Agreement for seasonal working capital needs. At the end of fiscal 1999, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit. Management currently believes that the Company's cash flows from operations, the revolving credit facility and the uncommitted lines of credit will be sufficient to fund anticipated capital expenditures and working capital requirements in the foreseeable future.

Net cash provided by operating activities for the fiscal year ended 1999 was $36.7 million as compared with $27.7 million for the same period in fiscal 1998. This change was primarily a result of an increase in earnings, and an increase in accounts payable which was due to the timing of vendor payments. This increase was partially offset by a decrease in accrued expenses and an increase in inventory. The increase in inventory levels over the prior year is a result of new store openings, as well as the Company's decision to maintain and improve its in-stock position, which is consistent with the Company's focus to improve guest service.

Net cash used in investing activities for the fiscal year ended 1999 was $70.1 million, as compared with $46.3 million for the same period in fiscal 1998. This was a result of an increase in new store openings in fiscal 1999 as well as capital required for the second distribution center.

Net cash provided by financing activities for the fiscal year ended 1999 was $36.5 million compared with $21.3 million for the same period in fiscal 1998. Net cash provided by financing activities in fiscal 1999 was primarily attributable to the timing of the settlement of vendor payments, as well as proceeds and Federal tax benefits related to common stock exercised under stock incentive plans.

THE YEAR 2000 ISSUE

To date, the Company has not experienced any disruptions to its business in connection with Year 2000 matters. The Company will continue to monitor its critical systems but does not currently anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers. The Company's costs incurred associated with the Year 2000 issue were not material.

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

FORWARD-LOOKING STATEMENTS

This Annual Report to Shareholders contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain substantial risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------
                                                      JAN 1,           DEC 31,          DEC 31,
FISCAL YEAR ENDED                                      2000             1998             1997
-------------------------------------------------------------------------------------------------
 NET SALES ..................................       $1,300,632       $1,066,194       $  874,224
 Cost of sales, including buying and
    warehousing costs .......................          772,453          639,138          527,924
                                                    ----------       ----------       ----------

 GROSS PROFIT ...............................          528,179          427,056          346,300
 Selling, general and administrative expenses          443,627          365,068          300,793
                                                    ----------       ----------       ----------

 OPERATING PROFIT ...........................           84,552           61,988           45,507
 Interest expense, net ......................               43               83            1,013
                                                    ----------       ----------       ----------
 Income before income taxes .................           84,509           61,905           44,494
 Provision for income taxes .................           32,457           23,843           18,704
                                                    ----------       ----------       ----------

 NET INCOME .................................       $   52,052       $   38,062       $   25,790
                                                    ==========       ==========       ==========

 Per share of common stock:

 BASIC
 Net income .................................       $     1.32       $     0.98       $     0.67
                                                    ----------       ----------       ----------

 Weighted average shares outstanding ........           39,339           38,895           38,578

 DILUTED
 Net income .................................       $     1.27       $     0.94       $     0.65
                                                    ----------       ----------       ----------

 Weighted average shares outstanding ........           40,907           40,407           39,537


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------------------
                                                                 JAN 1,           DEC 31,
                                                                  2000             1998
-------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents .........................       $  45,751        $  42,638
      Accounts receivable, net ..........................          20,836           22,814
      Inventories .......................................         342,681          271,389
      Prepaid expenses and other current assets .........          21,410           18,567
                                                                ---------        ---------
    TOTAL CURRENT ASSETS ................................         430,678          355,408
      Property and equipment, net .......................         223,725          179,439
      Goodwill, net of accumulated amortization of $7,364
         in fiscal 1999 and $6,514 in fiscal 1998 .......          19,826           20,676
      Deferred charges and other noncurrent assets, net..           5,687            5,321
                                                                ---------        ---------
TOTAL ASSETS ............................................       $ 679,916        $ 560,844
                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable ....................................       $ 144,884        $ 115,754
    Accrued expenses and other current liabilities ......         104,414           84,761
                                                                ---------        ---------
  TOTAL CURRENT LIABILITIES .............................         249,298          200,515
    Deferred income taxes and other long-term liabilities          46,656           36,753

  SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000 shares
      authorized; none issued and outstanding ...........              --               --
    Common stock, $0.01 par value; 135,000,000 shares
      authorized at January 1, 2000 and 60,000,000 shares
      authorized at December 31, 1998;
      39,555,259 shares issued and 39,478,782 outstanding
      at January 1, 2000 and 39,091,281 shares issued and
      39,037,948 outstanding at December 31, 1998 .......             396              391
    Additional paid-in capital ..........................         220,751          211,378
    Retained earnings ...................................         165,249          113,197
    Treasury stock, at cost, 76,477 shares at
      January 1, 2000 and 53,333 shares at
      December 31, 1998 .................................          (2,434)          (1,390)
                                                                ---------        ---------
  TOTAL SHAREHOLDERS' EQUITY ............................         383,962          323,576
                                                                ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............       $ 679,916        $ 560,844
                                                                =========        =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                  COMMON STOCK            ADDITIONAL
                                           ---------------------------      PAID-IN       RETAINED      TREASURY
                                             SHARES          AMOUNT         CAPITAL       EARNINGS        STOCK           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

BALANCE AT DECEMBER 31, 1996 ..........     38,535,516     $       386    $   199,996    $    49,345    $        --     $   249,727
Net income ............................             --              --             --         25,790             --          25,790
Common stock exercised under stock
  incentive plans .....................         98,324              --          1,018             --             --           1,018
Capital contribution by CVS ...........             --              --          3,500             --             --           3,500
                                           -----------     -----------    -----------    -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1997 ..........     38,633,840             386        204,514         75,135             --         280,035
Net income ............................             --              --             --         38,062             --          38,062
Common stock exercised under stock
  incentive plans .....................        457,441               5          6,864             --             --           6,869
Purchase of treasury stock ............        (53,333)             --             --             --         (1,390)         (1,390)
                                           -----------     -----------    -----------    -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1998 ..........     39,037,948             391        211,378        113,197         (1,390)        323,576
Net income ............................             --              --             --         52,052             --          52,052
Common stock exercised under stock
  incentive plans .....................        463,978               5          9,373             --             --           9,378
Purchase of treasury stock ............        (23,144)             --             --             --         (1,044)         (1,044)
                                           -----------     -----------    -----------    -----------    -----------     -----------
BALANCE AT JANUARY 1, 2000 ............     39,478,782     $       396    $   220,751    $   165,249    $    (2,434)    $   383,962
                                           ===========     ===========    ===========    ===========    ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
---------------------------------------------------------------------------------------------
                                                           JAN 1,       DEC 31,      DEC 31,
FISCAL YEAR ENDED                                           2000         1998         1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................    $ 52,052     $ 38,062     $ 25,790
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ...................      26,521       21,308       17,978
     Deferred income taxes ...........................       3,784        2,502        2,677
     Loss on disposal of assets ......................         868        1,560        2,912
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ....       1,978       (9,050)       3,620
       Increase in inventories .......................     (71,292)     (48,201)     (21,054)
       Increase in prepaid expenses and other
         current assets ..............................      (1,551)      (4,814)        (690)
       (Increase) decrease in deferred charges
         and other noncurrent assets .................      (1,062)         175         (577)
       Increase in accounts payable ..................      31,033          472       23,424
       (Decrease) increase  in  accrued  expenses
         and other liabilities .......................      (5,618)      25,671       21,078
                                                          --------     --------     --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .........      36,713       27,685       75,158
                                                          --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ...............     (70,129)     (46,272)     (35,355)
                                                          --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock exercised under
     stock incentive plans ...........................       9,378        6,869        1,018
   Purchase of treasury stock ........................      (1,044)      (1,390)          --
   Repayment of long-term note .......................          --           --      (10,000)
   Increase (decrease) in book overdrafts ............      28,195       15,864      (17,853)
                                                          --------     --------     --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      36,529       21,343      (26,835)
                                                          --------     --------     --------

   Net increase in cash and cash equivalents .........       3,113        2,756       12,968
   Cash and cash equivalents at beginning of year ....      42,638       39,882       26,914
                                                          --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............    $ 45,751     $ 42,638     $ 39,882
                                                          --------     --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
   Interest (net of amounts capitalized) .............    $    747     $    727     $  1,630
   Income taxes ......................................    $ 20,889     $ 16,756     $  4,377
---------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BUSINESS

     Linens 'n Things, Inc. and subsidiaries (collectively the "Company") operated 230 stores in 40 states across the United States as of fiscal year ended 1999. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include those of Linens 'n Things, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     On December 15, 1999, the Board of Directors approved a change in the Company's fiscal year from a calendar year ending December 31, 1999 to a 52/53 week calendar year, with the current fiscal year ending on Saturday, January 1, 2000 rather than December 31, 1999.

     ACCOUNTING CHANGES

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128") which requires a dual presentation of earnings per share--basic and diluted. Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding which were approximately 39,339,000 in fiscal 1999, 38,895,000 in fiscal 1998 and 38,578,000 in fiscal 1997. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares outstanding including the dilutive effects of stock options and deferred stock grants. The total shares outstanding for the diluted earnings per share calculation were approximately 40,907,000 in fiscal 1999, 40,407,000 in fiscal 1998 and 39,537,000 in fiscal 1997.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted under SFAS No. 123, the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will account for such compensation under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company has, however, complied with the disclosure requirements of SFAS No. 123.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value Of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

     CASH AND CASH EQUIVALENTS

     The Company's cash management program utilizes controlled disbursement accounts. Accordingly, all book overdraft balances have been reclassified to current liabilities. Cash equivalents are considered, in general, to be those securities with maturities of three months or less when purchased.

     INVENTORIES

     Inventories consist of finished goods merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market. Inventories are determined on the retail inventory method of accounting.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (40 years for building and 5 to 15 years for furniture, fixtures and equipment). Capitalized software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years, beginning in the year placed in service. Leasehold improvements are amortized over the shorter of the related lease term or the economic lives of the related assets. Fully depreciated property and equipment is removed from the asset and related accumulated depreciation accounts.

     Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustments to the asset and accumulated depreciation accounts of the items renewed or replaced.

     IMPAIRMENT OF LONG-LIVED ASSETS

     When changes in circumstance warrant measurement, impairment losses for store fixed assets are calculated by comparing the present value of projected individual store cash flows over the lease term to the asset carrying values.

     DEFERRED CHARGES

     Deferred charges, principally beneficial leasehold costs, are amortized on a straight-line basis, generally over the remaining life of the leasehold acquired.

     GOODWILL

     The excess of acquisition costs over the fair value of net assets acquired is amortized on a straight-line basis not to exceed 40 years. Impairment is assessed based on the profitability of the related business relative to planned levels.

     DEFERRED RENT

     The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the noncancelable lease term.

     SHAREHOLDERS' EQUITY

     In April of 1999, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock (par value $0.01 per share) from 60,000,000 shares to 135,000,000 shares.

     On April 14, 1998, the Board of Directors of the Company approved a two-for-one split of its common stock to be effected in the form of a stock dividend. The stock dividend was one additional share of common stock for each outstanding share of common stock and was distributed on May 7, 1998 to shareholders of record on April 24, 1998. Unless otherwise stated, all references to common shares outstanding and income per share in the consolidated financial statements, notes to consolidated financial statements, and management's discussion and analysis of financial condition and results of operations are on a post-split basis.

     REVENUE RECOGNITION

     The Company recognizes revenue at the time of sale of merchandise to its customers.

     STORE OPENING AND CLOSING COSTS

     New store opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the total lease obligation, less anticipated sublease rental income, is provided for in the year of closing.

     ADVERTISING COSTS

     The Company charges production costs of advertising to expense the first time the advertising takes place.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in income in the period that includes the enactment date.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.


     RECLASSIFICATIONS

     Certain reclassifications were made to the fiscal 1998 consolidated financial statements in order to conform to the fiscal 1999 presentation.

3.   ACCOUNTS RECEIVABLE, NET

                                                          FISCAL YEAR ENDED
ACCOUNTS RECEIVABLE, NET, CONSISTED
OF THE FOLLOWING (IN THOUSANDS):                        1999            1998
------------------------------------------------------------------------------

Credit and charge card receivables .........          $ 6,457          $ 5,157
Due from landlords and vendors .............           13,172           13,448
Other, net of allowance ....................            1,207            4,209
                                                      -------          -------
                                                      $20,836          $22,814
------------------------------------------------------------------------------

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                          FISCAL YEAR ENDED
PREPAID EXPENSES AND OTHER CURRENT ASSETS
CONSISTED OF THE FOLLOWING (IN THOUSANDS):              1999            1998
------------------------------------------------------------------------------
Deferred income taxes.......................          $10,645          $ 9,353
Other.......................................           10,765            9,214
                                                      -------          -------
                                                      $21,410          $18,567
------------------------------------------------------------------------------

5.   PROPERTY AND EQUIPMENT

                                                     FISCAL YEAR ENDED
PROPERTY AND EQUIPMENT CONSISTED
OF THE FOLLOWING (IN THOUSANDS):                   1999              1998
------------------------------------------------------------------------------
  Land...............................            $    430          $    430
  Building...........................               4,760             4,760
  Furniture, fixtures and equipment..             226,810           172,502
  Leasehold improvements.............              74,320            59,745
  Computer software..................               7,829             9,086
                                                 --------          --------
                                                  314,149           246,523
  Less accumulated depreciation
  and amortization...................              90,424            67,084
                                                 --------          --------
                                                 $223,725          $179,439
------------------------------------------------------------------------------

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                     FISCAL YEAR ENDED
ACCRUED EXPENSES AND OTHER CURRENT
LIABILITIES CONSISTED OF THE FOLLOWING             1999              1998
(IN THOUSANDS):
------------------------------------------------------------------------------
Income taxes payable ..................          $ 16,778          $ 13,754
Other taxes payable ...................            16,508            15,512
Salaries and employee benefits ........            15,565             7,794
Other .................................            55,563            47,701
                                                 --------          --------
                                                 $104,414          $ 84,761
------------------------------------------------------------------------------

7.   SHORT-TERM BORROWING ARRANGEMENTS

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. At the end of fiscal 1999, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. At various times throughout fiscal 1999 and 1998, the Company did borrow against the Credit Agreement for seasonal working capital needs. At the end of fiscal 1999, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit. The Company is not obligated under any formal or informal compensating balance requirements.

8.   DEFERRED INCOME TAXES AND OTHER LONG-TERM
     LIABILITIES

------------------------------------------------------------------------------
DEFERRED INCOME TAXES AND OTHER                    FISCAL YEAR ENDED
LONG-TERM LIABILITIES CONSISTED OF
THE FOLLOWING (IN THOUSANDS):                   1999              1998
------------------------------------------------------------------------------
Deferred income taxes...........              $ 23,642          $ 18,566
Other...........................                23,014            18,187
                                              --------          --------
                                              $ 46,656          $ 36,753
------------------------------------------------------------------------------

9.   LEASES

The Company has noncancelable operating leases, primarily for retail stores, which expire through 2022. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of net sales. Net rental expense for all operating leases was as follows (in thousands):

                                            FISCAL YEAR ENDED
---------------------------------------------------------------------------
                                 1999              1998             1997
---------------------------------------------------------------------------

Minimum rentals                $101,575          $ 83,881          $ 70,269
Contingent rentals                  212               139               116
                               --------          --------          --------
                                101,787            84,020            70,385
Less sublease rentals               577               563               572
                               --------          --------          --------
                               $101,210          $ 83,457          $ 69,813
---------------------------------------------------------------------------

At fiscal year end 1999, the future minimum rental payments required under operating leases and the future minimum sublease rentals excluding lease obligations for closed stores were as follows (in thousands):

FISCAL YEAR
----------------------------------------------------------------
2000.....................................            $   109,483
2001.....................................                110,109
2002.....................................                110,801
2003.....................................                109,099
2004.....................................                106,324
Thereafter...............................                949,979
                                                     -----------
                                                     $ 1,495,795
                                                     -----------
Total future minimum sublease rentals                $     4,520
                                                     -----------

----------------------------------------------------------------

In addition, as of February 2, 2000, the Company had fully executed leases for 30 stores planned to open in fiscal 2000.

10.  STOCK INCENTIVE PLANS

The 1996 Incentive Compensation Plan (the "Plan"), provides for the granting of options, deferred stock grants and other stock-based awards, up to a maximum of 4,624,264 shares of common stock, to key employees. The 1996 Non-Employee Directors Stock Plan (the "Directors' Plan"), provides for the granting of options and stock unit grants to non-employee directors ("eligible directors"), up to a maximum of 400,000 shares. The Company had reserved a total of 5,024,264 shares for issuance under these plans.

Stock options and grants under the Plan and the Directors' Plan are awarded at the fair market value of the shares at the date of grant. The right to exercise options generally commences one to five years after, and generally expires ten years after, the grant date, provided the optionee or eligible director continues to be employed by, or remains in service as director to, the Company.

Under the Directors' Plan, any person who becomes an eligible director currently receives an initial option grant to purchase 6,000 shares of common stock, and, at the date of each annual shareholders meeting thereafter, will receive an option grant to purchase 2,000 shares and a stock unit grant for 400 shares.

At fiscal year end 1999, 187,966 deferred stock grants were outstanding under the Plan and the Directors' Plan. During fiscal 1999, 71,759 grants were released, 74,664 grants were awarded and 12,604 grants were canceled under the Plan and the Directors' Plan.

At fiscal year end 1999, 3,240,632 stock options were outstanding under the Plan. During fiscal 1999, 777,450 options were granted, 390,038 options were exercised, 68,413 options were canceled and 1,020,680 options granted were exercisable at fiscal year end 1999. At fiscal year end 1999, 68,200 stock options were outstanding under the Directors' Plan. During fiscal 1999,

8,000 options were granted, no stock options were exercised or canceled and 34,768 stock options were exercisable at fiscal year end 1999.

The following tables summarize information about stock option transactions for the Plan and the Directors' Plan:

                                     NUMBER OF           WEIGHTED-
                                       SHARES             AVERAGE
                                                       EXERCISE PRICE
---------------------------------------------------------------------

Balance at December 31, 1996          2,016,660          $    7.75
Options granted                         763,382          $   17.01
Options exercised                        15,324          $    7.75
Options canceled                        166,100          $    7.78
                                      ---------          ---------
Balance at December 31, 1997          2,598,618          $   10.47
                                      ---------          ---------

Options granted                         853,708          $   30.31
Options exercised                       378,611          $    7.86
Options canceled                         91,882          $   12.56
                                      ---------          ---------
Balance at December 31, 1998          2,981,833          $   16.39
                                      ---------          ---------

Options granted                         785,450          $   31.52
Options exercised                       390,038          $   10.10
Options canceled                         68,413          $   18.48
                                      ---------          ---------
Balance at January 1, 2000            3,308,832          $   20.71
                                      ---------          ---------

---------------------------------------------------------------------
Options Exercisable as of:
December 31, 1997                       475,680          $    7.75
December 31, 1998                       720,616          $   10.03
January 1, 2000                       1,055,448          $   12.25
---------------------------------------------------------------------


                                       Options Outstanding
                      -----------------------------------------------------
                        OUTSTANDING     WEIGHTED-AVERAGE
     RANGE OF              AS OF            REMAINING      WEIGHTED-AVERAGE
  EXERCISE PRICE      JANUARY 1, 2000   CONTRACTUAL LIFE    EXERCISE PRICE
---------------------------------------------------------------------------

 $7.75- $9.75            1,088,711         6.9 years             $ 7.77
 $9.76-$14.62               17,100         7.4 years             $12.34
$14.63-$19.50              612,505         7.9 years             $17.44
$19.51-$24.37                  200         8.1 years             $20.23
$24.38-$29.25               37,859         5.3 years             $26.19
$29.26-$34.12            1,509,882         9.3 years             $30.83
$34.13-$39.00               10,175         9.5 years             $36.55
$39.01-$43.87               21,600         9.4 years             $40.22
$43.88-$48.75               10,800         9.3 years             $45.20
                         ---------         ---------             ------
        TOTAL            3,308,832         8.2 years             $20.71
                         =========         =========             ======

                                 Options Exercisable
                     -------------------------------------------
     RANGE OF        OUTSTANDING AS OF   WEIGHTED-AVERAGE
  EXERCISE PRICE      JANUARY 1, 2000     EXERCISE PRICE
----------------------------------------------------------------

$ 7.75-$ 9.75                666,545          $ 7.77
$ 9.76-$14.62                  7,200          $12.58
$14.63-$19.50                295,874          $17.44
$19.51-$24.37                     50          $20.23
$24.38-$29.25                 28,334          $26.10
$29.26-$34.12                 56,920          $30.73
$34.13-$39.00                    400          $35.56
$39.01-$43.87                    125          $39.97
                         -----------          ------
       Total               1,055,448          $12.25
                         -----------          ------

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants:

FISCAL YEAR ENDED                   1999           1998          1997
----------------------------------------------------------------------
Expected life (years).........     4.5              4.5           5.0
Expected volatility...........    45.0%            45.0%         45.0%
Risk-free interest rate.......     6.2%             4.7%          5.7%
Expected dividend yield.......     0.0%             0.0%          0.0%

The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in connection with these plans in the accompanying consolidated financial statements. Set forth below are the Company's net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123:

                                               FISCAL YEAR ENDED
----------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)         1999         1998        1997
----------------------------------------------------------------------------
NET INCOME:
     As reported......................      $52.1        $38.1       $25.8
     Pro forma........................      $49.3        $36.2       $24.9

NET INCOME PER SHARE OF COMMON STOCK:
   Basic:
     As reported......................      $1.32        $0.98       $0.67
     Pro forma........................      $1.25        $0.93       $0.65
   Diluted:
     As reported......................      $1.27        $0.94       $0.65
     Pro forma........................      $1.20        $0.89       $0.63

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

11.  EMPLOYEE BENEFIT PLANS

On December 1, 1996, the Company adopted a 401(k) savings plan. All employees become eligible upon completion of twelve months of service within which 1,000 hours are worked, provided the employee is at least 21 years of age. Participants may contribute between 2% and 15% of annual earnings, subject to statutory limitations. Company contributions for the matching component amounted to approximately $1.9 million, $1.7 million and $1.2 million for the fiscal years ended 1999, 1998 and 1997, respectively.

12.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

Fiscal Year Ended                          1999                  1998
---------------------------------------------------------------------
DEFERRED TAX ASSETS:
     Employee benefits.........         $ 6,150               $ 5,178
     Inventories...............           5,460                 5,222
     Other.....................           2,154                 1,989
                                        -------               -------
TOTAL DEFERRED TAX ASSETS......          13,764                12,389

DEFERRED TAX LIABILITIES:
     Property and equipment....          26,761                21,602
                                        -------               -------
NET DEFERRED TAX LIABILITY.....         $12,997               $ 9,213

Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the deferred tax assets.

The provision for income taxes comprised the following for:

                                     FISCAL YEAR ENDED
----------------------------------------------------------------------
(IN THOUSANDS):             1999                 1998             1997
----------------------------------------------------------------------
CURRENT:
     Federal..........   $25,449              $19,032          $12,102
     State............     3,224                2,399            3,472
                         -------              -------          -------
                          28,673               21,431           15,574
                         -------              -------          -------
DEFERRED:
     Federal..........     3,328                2,148            2,416
     State............       456                  264              714
                         -------              -------          -------
                           3,784                2,412            3,130
                         -------              -------          -------
TOTAL                    $32,457              $23,843          $18,704

------------------------------------------------------------------------------

The following is a reconciliation between the statutory Federal income tax rate and the effective rate for:

                                                 FISCAL YEAR ENDED
  -----------------------------------------------------------------------------
                                         1999             1998           1997
  -----------------------------------------------------------------------------
  Effective tax rate........            38.4%            38.5%          42.0%
  State income taxes, net of
    Federal benefit.........            (2.8)            (2.8)          (6.1)
  Goodwill..................            (0.4)            (0.5)          (0.7)
  Other.....................            (0.2)            (0.2)          (0.2)
                                        -----            -----          -----
  Statutory Federal income
    tax rate................            35.0%            35.0%          35.0%

 ------------------------------------------------------------------------------

13.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


(IN THOUSANDS, EXCEPT         FIRST           SECOND           THIRD            FOURTH          FISCAL
PER SHARE DATA)              QUARTER          QUARTER         QUARTER           QUARTER           YEAR
---------------------------------------------------------------------------------------------------------
NET SALES
1999 ................      $  273,540       $  271,628       $  341,122       $  414,342       $1,300,632
1998 ................         218,037          222,094          278,642          347,421        1,066,194

GROSS PROFIT
1999 ................         106,692          110,895          137,236          173,356          528,179
1998 ................          83,330           88,876          111,192          143,658          427,056

NET INCOME
1999 ................           3,595            5,103           14,662           28,692           52,052
1998 ................           1,475            2,826           11,018           22,743           38,062

NET INCOME PER SHARE
BASIC(1)
1999 ................      $     0.09       $     0.13       $     0.37       $     0.73       $     1.32
1998 ................            0.04             0.07             0.28             0.58             0.98

DILUTED(1)
1999 ................      $     0.09       $     0.12       $     0.36       $     0.70       $     1.27
1998 ................            0.04             0.07             0.27             0.56             0.94

---------------------------------------------------------------------------------------------------------

(1) NET INCOME PER SHARE AMOUNTS FOR EACH QUARTER ARE REQUIRED TO BE COMPUTED INDEPENDENTLY AND MAY NOT EQUAL THE AMOUNT COMPUTED FOR THE FISCAL YEAR.


15.  MARKET INFORMATION  (unaudited)

The Company's common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. The Company has not paid a dividend on its common stock. The high and low trading price of the Company's common stock for each quarter is as follows:

FOR FISCAL 1999
---------------
                                           HIGH          LOW
                                           ----          ---
First Quarter..............             $48 1/4        $34 3/16
Second Quarter.............              52 1/16        37 5/8
Third Quarter..............              49 1/2         30 5/8
Fourth Quarter.............              41 7/16        22 7/16

FOR FISCAL 1998
---------------
                                           HIGH          LOW
                                           ----          ---
First Quarter..............             $28 1/2        $19 1/2
Second Quarter.............              34 11/16       27 1/16
Third Quarter..............              35 7/8         23
Fourth Quarter.............              40 5/8         16 5/8

At fiscal year end 1999, there were approximately 9,300 beneficial shareholders.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
--------------------------------------------------------------------------------

The integrity and objectivity of the financial statements and related financial information in this report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with generally accepted accounting principles and include, when necessary, the best estimates and judgments of management.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management's authorization, and the accounting records provide a reasonable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed by management and improved and modified as necessary in response to changing business conditions and recommendations of the Company's independent auditors.

The Audit Committee of the Board of Directors, currently consisting solely of outside non-management directors, meet periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

KPMG LLP, certified public accountants, are engaged to audit the consolidated financial statements of the Company. Their Independent Auditors' Report, which is based on an audit made in conformity with generally accepted auditing standards, expresses an opinion as to the fair presentation of these financial statements.


/s/ Norman Axelrod
-----------------------------------
Norman Axelrod
Chairman, Chief Executive Officer and President




/s/ William T. Giles
-----------------------------------
William T. Giles
Vice President, Chief Financial Officer

February 2, 2000

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited the accompanying consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of January 1, 2000 and December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linens 'n Things, Inc. and Subsidiaries as of January 1, 2000 and December 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2000 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
----------------------------
KPMG LLP

New York, New York
February 2, 2000