Form 10-Q
period 2000-04-01
LINENS N THINGS INC
filed 2000-05-16
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 1, 2000

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
                                                 Yes   X          No
                                                     -----           -----



Number of shares outstanding of the issuer's Common Stock:

             Class                               Outstanding at May 5, 2000
             -----                               ----------------------------

Common Stock, $0.01 par value                            39,722,093

                                      INDEX


Part I.  Financial Information                                                          Page No.
                                                                                        --------
  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen Weeks Ended April 1, 2000
                 and April 3, 1999                                                            3

              Consolidated Balance Sheets as of April 1, 2000,
                 January 1, 2000 and April 3, 1999                                            4

              Consolidated Statements of Cash Flows for the
                 Thirteen Weeks Ended April 1, 2000
                 and April 3, 1999                                                            5

              Notes to Consolidated Financial Statements                                      6

              Independent Auditors' Review Report                                             7

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             8-10

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     10


Part II. Other Information

  Item 6.     Exhibits and Reports on Form 8-K                                               11

              (a) Exhibit Index                                                              11

              (b) Reports on Form 8-K                                                        11


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                     Thirteen Weeks Ended
                                                                --------------------------------
                                                                  April 1,          April 3,
                                                                    2000               1999
                                                                -------------     --------------
Net sales                                                           $326,976          $ 273,540

Cost of sales, including buying and warehousing costs                198,675            166,848
                                                                -------------     --------------

Gross profit                                                         128,301            106,692

Selling, general and administrative expenses                         120,227            101,043
                                                                -------------     --------------

Operating profit                                                       8,074              5,649

Interest income, net                                                     106                198
                                                                -------------     --------------

Income before provision for income taxes                               8,180              5,847

Provision for income taxes                                             3,125              2,252
                                                                -------------     --------------

Net income                                                           $ 5,055            $ 3,595
                                                                =============     ==============

Per share of common stock:

Basic
-----
   Net income per share                                                $0.13              $0.09

   Weighted average shares outstanding                                39,482             39,156

Diluted
-------
   Net income per share                                                $0.13              $0.09

   Weighted average shares outstanding                                40,418             40,862




          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       April 1,             January 1,              April 3,
                                                                         2000                  2000                   1999
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)                                  (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                           $  13,938            $  45,751              $   22,047
      Accounts receivable, net                                               19,599               20,836                  24,164
      Inventories                                                           377,896              342,681                 288,317
      Prepaid expenses and other current assets                              23,214               21,410                  18,301
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    434,647              430,678                 352,829

    Property and equipment, net                                             231,399              223,725                 187,276
    Goodwill, net                                                            19,614               19,826                  20,464
    Deferred charges and other noncurrent assets, net                         6,139                5,687                   5,144
                                                                  -------------------    ------------------    -------------------

Total assets                                                             $  691,799            $ 679,916              $  565,713
                                                                  ===================    ==================    ===================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                                   $  172,204            $ 144,884              $  130,345
      Accrued expenses and other current liabilities                         80,812              104,414                  63,208
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               253,016              249,298                 193,553

     Deferred income taxes and other long-term liabilities                   49,579               46,656                  39,396

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
        authorized; none issued and outstanding                                 --                    --                       --

      Common stock, $0.01 par value;  135,000,000 shares
        authorized at April 1, 2000 and January 1, 2000
        and 60,000,000 shares authorized at April 3, 1999;
        39,561,938 shares issued and 39,485,461 outstanding
        at April 1, 2000; 39,555,259 shares issued and
        39,478,782 outstanding at January 1, 2000;
        and 39,379,985 shares issued and 39,326,652
        outstanding at April 3, 1999
                                                                                396                  396                     394
      Additional paid-in capital                                            220,938              220,751                 216,968
      Retained earnings                                                     170,304              165,249                 116,792
      Treasury stock, at cost, 76,477 shares at
        April 1, 2000 and January 1, 2000;
        and 53,333 at April 3, 1999                                          (2,434)              (2,434)                (1,390)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              389,204              383,962                 332,764
                                                                  -------------------    ------------------    -------------------

Total liabilities and shareholders' equity                               $  691,799            $ 679,916              $  565,713
                                                                  ===================    ==================    ===================



          See accompanying notes to consolidated financial statements.



                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                            Thirteen Weeks Ended
                                                                  -----------------------------------------
                                                                       April 1,              April 3,
                                                                         2000                  1999
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                $   5,055             $   3,595
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                            7,621                 6,260
     Deferred income taxes                                                      820                 1,096
     Loss on disposal of assets                                                  --                    83
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                             1,237                (1,350)
       Increase in inventories                                              (35,215)              (16,928)
       (Increase) decrease in prepaid expenses
         and other current assets                                            (1,000)                  692
       Increase in deferred charges and other
         noncurrent assets                                                     (604)                   --
       Increase in accounts payable                                           7,724                16,124
       Decrease in accrued expenses and other liabilities                    (6,140)              (18,176)
                                                                  -------------------    ------------------
   Net cash used in operating activities                                    (20,502)               (8,604)
                                                                  -------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                      (14,931)              (13,519)
                                                                  -------------------    ------------------

Cash flows from financing activities:
   Proceeds and Federal tax benefit from common
     stock exercised under stock incentive plans                                187                 5,593
   Increase (decrease) in book overdrafts                                     3,433                (4,061)
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                  3,620                 1,532
                                                                  -------------------    ------------------

   Net decrease in cash and cash equivalents                                (31,813)              (20,591)
   Cash and cash equivalents at beginning of year                            45,751                42,638
                                                                  -------------------    ------------------

Cash and cash equivalents at end of period                               $   13,938            $   22,047
                                                                  ===================    ==================



          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the January 1, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2000 and April 3, 1999 and the results of operations and cash flows for the respective thirteen weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 1, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The January 1, 2000 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.


2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. As of April 1, 2000, the Company was in compliance with the terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of April 1, 2000, the Company had no borrowings under the Credit Agreement or against the uncommitted lines of credit.

3.  Recent Accounting Pronouncement

The Company is required to adopt Statement of Financial Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective July 1, 2000, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying Accounting Pronouncements Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

4.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At April 1, 2000, the liability under the Plan, which is reflected in other long-term liabilities, was $7.1 million.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of April 1, 2000 and April 3, 1999, and the related consolidated statements of operations and cash flows for the 13 weeks ended April 1, 2000 and April 3, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 1, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 1, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP



New York, New York
April 19, 2000

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

Results of Operations
---------------------

Thirteen Weeks Ended April 1, 2000 Compared with Thirteen Weeks Ended April 3, 1999

Net sales increased 19.5% to $327.0 million for the thirteen weeks ended April 1, 2000, up from $273.5 million for the same period in 1999, primarily as a result of new store openings since April 3, 1999. The first quarter ended April 1, 2000 had two fewer selling days compared with the first quarter ended April 3, 1999. Comparable store net sales for the thirteen weeks ended April 1, 2000 increased 3.3% as compared with an increase of 6.3% for the same period last year. The Easter selling season shifted to the second quarter of 2000 as compared to the first quarter of 1999, which had the impact of moderating comparable store net sales.

During the thirteen weeks ended April 1, 2000, the Company opened 12 stores and closed two stores, compared with opening three stores and closing three stores during the same period last year. Of the 12 stores opened this quarter, 3 are located in Western Canada which marked our entry into the Canadian market. At April 1, 2000, the Company operated 240 stores, compared with 196 stores at April 3, 1999. Store square footage increased 26.6% to 8,282,000 at April 1, 2000 compared with 6,543,000 at April 3, 1999.

Gross profit for the thirteen weeks ended April 1, 2000 was $128.3 million, or 39.2% of net sales, compared with $106.7 million, or 39.0% of net sales, for the same period last year. The increase in gross profit was due primarily to a lower markdown rate in addition to a higher penetration of better margin merchandise (e.g. seasonal product) and leveraging of freight costs.

Selling, general and administrative expenses for the thirteen weeks ended April 1, 2000 were $120.2 million, or 36.8% of net sales, compared with $101.0 million, or 36.9% of net sales, for the same period last year. This decrease as a percentage of net sales is due to lower advertising costs in conjunction with the shift in the Easter selling season to the second quarter in 2000 as compared with the first quarter in 1999. However, this was partially offset by costs related to increased store openings as well as continued investment in store payroll in order to improve guest service levels.

Operating profit for the thirteen weeks ended April 1, 2000 increased to $8.1 million, or 2.5% of net sales, compared with $5.6 million, or 2.1% of net sales, for the same period last year.

The Company earned net interest income of approximately $106,000 (net of commitment fees in connection with the Company's $90 million credit agreement) for the thirteen weeks ended April 1, 2000, compared with approximately $198,000 for the same period in 1999.

The Company's income tax expense for the thirteen weeks ended April 1, 2000 was approximately $3.1 million as compared with $2.3 million for the same period last year. The Company's effective tax rate was 38.2% for the thirteen weeks ended April 1, 2000 as compared with 38.5% for the thirteen weeks ended April 3, 1999.

Net income for the thirteen weeks ended April 1, 2000 increased to $5.1 million, or $0.13 per share, compared with $3.6 million, or $0.09 per share, for the same period last year.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

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

Net cash used in operating activities for the thirteen weeks ended April 1, 2000 was $20.5 million compared with $8.6 million for the same period last year. This increase was primarily due to an increase in inventory resulting from new store openings since April 3, 1999. In addition, there was a build up of inventory for the Easter selling season that had shifted from the first quarter of 1999 to the second quarter 2000.

Net cash used in investing activities during the thirteen weeks ended April 1, 2000 was $14.9 million compared with $13.5 million for the same period last year. The slight increase in net cash used in investing activities was due to 12 store openings this year as compared with the first quarter of last year which included capital for three store openings and the second distribution center.

Net cash provided by financing activities during the thirteen weeks ended April 1, 2000 was $3.6 million compared with $1.5 million for the same period last year. This increase was primarily the result of the timing and settlement of vendor payments, which was offset by a reduction in proceeds and Federal tax benefits related to common stock exercised under stock incentive plans.

Year 2000
---------

To date, the Company has not experienced any material disruptions to its business in connection with Year 2000 matters. The Company will continue to monitor its critical systems but does not currently anticipate any significant impact due to Year 2000 exposures from its internal systems or from the activities of its suppliers.

Inflation
---------

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


Seasonality
-----------

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

Forward-Looking Statements
--------------------------

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


                                 LINENS 'N THINGS, INC.
                                        (Registrant)

                                WILLIAM T. GILES
                            By:_______________________________________________
                                William T. Giles
                                Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)
Date:    May 16, 2000