Form 10-Q
period 2000-07-01
LINENS N THINGS INC
filed 2000-08-15
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 1, 2000

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
                                            Yes   X          No
                                                -----           -----



Number of shares outstanding of the issuer's Common Stock:

                      Class                     Outstanding at August 3, 2000
                      -----                     -----------------------------

         Common Stock, $0.01 par value                  39,780,653

                                      INDEX



Part I.  Financial Information                                                          Page No.
                                                                                        --------
  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen and Twenty-Six Weeks Ended July 1, 2000
                 and July 3, 1999                                                             3

              Consolidated Balance Sheets as of July 1, 2000,
                 January 1, 2000 and July 3, 1999                                             4

              Consolidated Statements of Cash Flows for the
                 Twenty-Six Weeks Ended July 1, 2000
                 and July 3, 1999                                                             5

              Notes to Consolidated Financial Statements                                    6-7

              Independent Auditors' Review Report                                             8

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             9-11

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     11


Part II. Other Information

  Item 4.     Submission of Matters to a Vote of Security Holders                            12

  Item 6.     Exhibits and Reports on Form 8-K                                               12

              (a) Exhibit Index                                                              12

              (b) Reports on Form 8-K                                                        12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                 Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                            --------------------------------    -----------------------------------
                                                              July 1,            July 3,           July 1,            July 3,
                                                                2000               1999             2000                1999
                                                            -------------     --------------    --------------    -----------------
                                                                                                                         <C
Net sales                                                       $339,655          $ 271,628          $666,631            $ 545,168
Cost of sales, including buying and warehousing costs            199,972            160,733           398,647              327,581
                                                            -------------     --------------    --------------    -----------------
Gross profit                                                     139,683            110,895           267,984              217,587
Selling, general and administrative expenses                     127,743            102,454           247,970              203,497
                                                            -------------     --------------    --------------    -----------------
Operating profit                                                  11,940              8,441            20,014               14,090
Interest expense (income), net                                       666                143               560                 (55)
                                                            -------------     --------------    --------------    -----------------
Income before provision for income taxes                          11,274              8,298            19,454               14,145
Provision for income taxes                                         4,327              3,195             7,452                5,447
                                                            -------------     --------------    --------------    -----------------
Net income                                                        $6,947            $ 5,103          $12,002              $ 8,698
                                                            =============     ==============    =============     ================
Per share of common stock:
Basic
   Net income per share                                            $0.18              $0.13            $0.30                $0.22
   Weighted average shares outstanding                            39,672             39,362           39,577               39,259
Diluted
   Net income per share                                            $0.17              $0.12            $0.30                $0.21
   Weighted average shares outstanding                            40,621             41,074           39,766               40,968

----------

          See accompanying notes to consolidated financial statements.


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       July 1,              January 1,               July 3,
                                                                         2000                  2000                   1999
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)                                  (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                            $  6,608            $  45,751               $   3,901
      Accounts receivable, net                                               19,674               20,836                  22,368
      Inventories                                                           426,455              342,681                 332,626
      Prepaid expenses and other current assets                              25,382               21,410                  24,834
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    478,119              430,678                 383,729
    Property and equipment, net                                             241,060              223,725                 200,556
    Goodwill, net                                                            19,402               19,826                  20,251
    Deferred charges and other noncurrent assets, net                         6,010                5,687                   5,393
                                                                  -------------------    ------------------    -------------------
Total assets                                                             $  744,591            $ 679,916              $  609,929
                                                                  ===================    ==================    ===================
Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                                   $  192,891            $ 144,884              $  157,156
      Accrued expenses and other current liabilities                         84,801              104,414                  73,239
        Short-term debt                                                      14,500                   --                      --
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               292,192              249,298                 230,395

     Deferred income taxes and other long-term liabilities                   51,776               46,656                  41,139

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                                 --                   --                      --

      Common stock, $0.01 par value; 135,000,000 shares
         authorized at July 1, 2000, January 1, 2000 and July 3, 1999;
         39,842,595 shares issued and 39,766,118 outstanding at July 1,
         2000; 39,555,259 shares issued and 39,478,782 outstanding at
         January 1, 2000; and 39,470,319  shares issued and 39,393,842 outstanding at July 3, 1999
                                                                                398                  396                     395
      Additional paid-in capital                                            225,574              220,751                 218,539
      Retained earnings                                                     177,251              165,249                 121,895
        Accumulated other comprehensive income                                 (166)                  --                      --
        Treasury stock, at cost, 76,477 shares at
         July 1, 2000, January 1, 2000 and July 3, 1999                      (2,434)              (2,434)                 (2,434)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              400,623              383,962                 338,395
                                                                  -------------------    ------------------    -------------------

Total liabilities and shareholders' equity                               $  744,591            $ 679,916              $  609,929
                                                                  ===================    ==================    ===================
----------


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                           Twenty-Six Weeks Ended
                                                                  -----------------------------------------
                                                                       July 1,                July 3,
                                                                         2000                  1999
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                   $12,002           $   8,698
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                           15,598               12,637
     Deferred income taxes                                                    1,778                1,784
     Loss on disposal of assets                                                 791                  542
     Changes in assets and liabilities:
       Decrease in accounts receivable                                        1,162                  446
       Increase in inventories                                              (83,774)              (61,237)
       Increase in prepaid expenses
            and other current assets                                         (2,387)              (5,465)
       Increase in deferred charges and other
        noncurrent assets                                                      (620)                (429)
       Increase in accounts payable                                          23,551               37,479
       Decrease in accrued expenses and other liabilities
                                                                             (2,973)               (5,303)
                                                                  -------------------    ------------------
   Net cash used in operating activities                                    (34,872)              (10,848)
                                                                  -------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                      (33,003)              (33,163)
                                                                  -------------------    ------------------

Cash flows from financing activities:
Increase in short-term debt                                                 14,500                    --
Proceeds and Federal tax benefit from common
     stock exercised under stock incentive plans                             4,659                  7,165
Increase in treasury stock                                                      --                 (1,044)
Increase (decrease) in book overdrafts                                       9,573                   (847)
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                28,732                  5,274
                                                                  -------------------    ------------------

   Net decrease in cash and cash equivalents                                (39,143)              (38,737)
   Cash and cash equivalents at beginning of year                           45,751                 42,638
                                                                  -------------------    ------------------

Cash and cash equivalents at end of period                                   $6,608             $   3,901
                                                                  ===================    ==================

----------


          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the January 1, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2000 and July 3, 1999 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring March 31, 2001. The amount of borrowings can be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement are met. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. As of July 1, 2000, the Company was in compliance with the terms and conditions of the Credit Agreement. The Credit Agreement also allows for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of July 1, 2000, the Company had no borrowings under the Credit Agreement and had $14.5 million in borrowings against the uncommitted lines of credit.


3.  Recent Accounting Pronouncement

The Company is required to adopt Statement of Financial Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective July 1, 2000, and has determined that the effect SFAS No. 133 will not have a significant effect to its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying Accounting Pronouncements Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company has determined that the implementation of FIN No. 44 will not have a significant effect on its results of operations.

At a recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. The adoption of the EITF is required in the fourth quarter of the Company's current year. The Company already includes such sales incentives against sales and records free merchandise in cost of goods sold as required by the new EITF consensus.


4.  Deferred Compensation Plan

The Company has a deferred compensation plan (the "Plan") established to enable key employees of the Company, as designated by the Company, to defer compensation, including stock and stock denominated awards. Participation is voluntary and participants can elect to make contributions to the Plan. Participants are 100% vested in their own deferrals to the Plan at all times. At July 1, 2000, the liability under the Plan, which is reflected in other long-term liabilities, was $6.8 million.


5.  Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended July 1, 2000 are as follows:


                                                     Three Months Ended         Six Months Ended
                                                        July 1, 2000              July 1, 2000
                                                    --------------------        ----------------
Comprehensive Income:
Net Income                                                 $6,947                   $12,002
Other comprehensive income--
    Foreign currency translation adjustment                  (166)                     (166)
                                                    --------------------        ----------------
Comprehensive income                                       $6,781                   $11,836
                                                    ====================        ================


                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related consolidated statements of cash flows for the twenty-six week periods ended July 1, 2000 and July 3, 1999. These consolidated financial statements are the responsibility of the Company's management.

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


KPMG LLP



New York, New York
July 19, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended July 1, 2000
Compared With Thirteen Weeks Ended July 3, 1999
-----------------------------------------------

Net sales increased 25.0% to $339.7 million for the thirteen weeks ended July 1, 2000, up from $271.6 million for the same period in 1999, primarily as a result of new store openings since July 3, 1999. Comparable store net sales for the thirteen weeks ended July 1, 2000 increased 5.7% as compared with an increase of 6.4% for the same period last year. Comparable store net sales were benefited in part due to the Easter selling season, which shifted to the second quarter of 2000 as compared to the first quarter of 1999. This resulted in a transfer in sales from the first to the second quarter this year.

During the thirteen weeks ended July 1, 2000, the Company opened five stores and closed one store, compared with opening 11 stores and closing three stores during the same period last year. At July 1, 2000, the Company operated 244 stores, compared with 204 stores at July 3, 1999. Store square footage increased 22.1% to 8,451,000 at July 1, 2000 compared with 6,924,000 at July 3, 1999.

For the thirteen weeks ended July 1, 2000, the net sales of the "things" business increased approximately 33% over the prior year while the net sales of the "linens" business increased approximately 20% over the same period in 1999.

Gross profit for the thirteen weeks ended July 1, 2000 was $139.7 million, or 41.1% of net sales, compared with $110.9 million, or 40.8% of net sales, for the same period last year. The increase in gross profit as a percent of sales was primarily due to improvements in the selling mix and increased penetration of seasonal product that has a higher markon. In addition, the Company lowered its markdown rate through improved inventory management. Logistics costs as a percent of sales were lower than last year as the Company continues to leverage its costs through the use of its distribution network.

Selling, general and administrative expenses for the thirteen weeks ended July 1, 2000 were $127.7 million, or 37.6% of net sales, compared with $102.5 million, or 37.7% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily due to the opening of fewer stores as compared with last year. However, these savings were offset in part by pre-opening and grand opening advertising costs incurred during the second quarter by several store openings which occurred in late March.

Operating profit for the thirteen weeks ended July 1, 2000 increased to $11.9 million, or 3.5% of net sales, compared with $8.4 million, or 3.1% of net sales, for the same period last year.

The Company incurred net interest expense of approximately $666,000 (including commitment fees in connection with the Company's $90 million credit agreement) for the thirteen weeks ended July 1, 2000, compared with approximately $143,000 for the same period in 1999.

The Company's income tax expense for the thirteen weeks ended July 1, 2000 was approximately $4.3 million as compared with $3.2 million for the same period last year. The Company's effective tax rate was 38.4% for the thirteen weeks ended July 1, 2000 as compared with 38.5% for the thirteen weeks ended July 3, 1999.

Net income for the thirteen weeks ended July 1, 2000 increased to $6.9 million, or $0.17 per share, compared with $5.1 million, or $0.12 per share, for the same period last year.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Twenty-Six Weeks Ended July 1, 2000
Compared With Twenty-Six Weeks Ended July 3, 1999
--------------------------------------------------

Net sales increased 22.3% to $666.6 million for the twenty-six weeks ended July 1, 2000, up from $545.2 million for the same period in 1999, primarily as a result of new store openings since July 3, 1999. Comparable store net sales for the twenty-six weeks ended July 1, 2000 increased 4.5% as compared with an increase of 6.4% for the same period last year.

During the twenty-six weeks ended July 1, 2000, the Company opened 17 stores and closed 3 stores, compared with opening 14 stores and closing 6 stores during the same period last year.

For the twenty-six weeks ended July 1, 2000, the net sales of the "things" business increased approximately 30% over the prior year, while the net sales of the "linens" business increased approximately 20% over the same period in 1999. The Company continues to increase its penetration of the "things" business which represents approximately 40% of total sales.

Gross profit for the twenty-six weeks ended July 1, 2000 was $268.0 million, or 40.2% of net sales, compared with $217.6 million, or 39.9% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in the selling mix, which included a higher penetration of seasonal merchandise, which has a higher markon. Improvements have also come from a lower markdown rate and the leveraging of logistics costs through the use of the Company's distribution network.

Selling, general and administrative expenses for the twenty-six weeks ended July 1, 2000 were $248.0 million, or 37.2% of net sales, compared with $203.5 million, or 37.3% of net sales, for the same period last year. This decrease as a percentage of net sales related to three fewer store closings as compared with the same period last year. The decrease was partially offset by continued investment in store payroll in order to improve guest service levels.

Operating profit for the twenty-six weeks ended July 1, 2000 increased to $20.0 million, or 3.0% of net sales, compared with $14.1 million, or 2.6% of net sales, for the same period last year.

The Company incurred net interest expense of approximately $560,000 (including commitment fees in connection with the Company's $90 million credit agreement) for the twenty-six weeks ended July 1, 2000, compared with net interest income of approximately $55,000 for the same period in 1999.

The Company's income tax expense for the twenty-six weeks ended July 1, 2000 was $7.5 million as compared with $5.4 million for the same period last year. The Company's effective tax rate was 38.3% for the twenty-six weeks ending July 1, 2000, as compared with 38.5% for the same period last year.

Net income for the twenty-six weeks ended July 1, 2000 increased to $12.0 million, or $0.30 per share, compared with $8.7 million, or $0.21 per share, for the same period last year.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued



Net cash used in operating activities for the twenty-six weeks ended July 1, 2000 was $34.9 million compared with $10.8 million for the same period last year. This increase was primarily due to an increase in inventory. The higher inventory level is predominately attributed to the additional store openings since July 3, 1999 as well as the build-up of inventory for the Company's "Back to Campus" selling season.

Net cash used in investing activities during the twenty-six weeks ended July 1, 2000 was $33.0 million compared with $33.2 million for the same period last year. The net cash used in investing activities remained flat with last year due to the addition of three more store openings this year as compared with last year, which was offset by capital expenditures incurred through the second quarter of 1999 for the second distribution center.

Net cash provided by financing activities during the twenty-six weeks ended July 1, 2000 was $28.7 million compared with $5.3 million for the same period last year. This increase was primarily the result of an increase in short-term borrowings of $14.5 million and the timing and settlement of vendor payments.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology such as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

On May 10, 2000 the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Philip E. Beekman and Harold F. Compton were re-elected as directors of the Company, with 35,176,074 shares voted for and 1,778,194 shares withheld for Mr. Beekman and 35,174,325 shares voted for and 1,779,943 shares withheld for Mr. Compton. Directors whose term of office continued following the meeting were: Norman Axelrod, Stanley P. Goldstein and Charles C. Conaway. Mr. Conaway has since resigned as a director from the Company in connection with his recent appointment as Chairman and Chief Executive Officer of K-Mart. Morton E. Handel was appointed to the Company's Board of Directors at the May 31, 2000 Board meeting.


Also at the Annual Meeting, the shareholders approved the proposal to adopt the 2000 Stock Award and Incentive Plan with 30,604,106 shares voted for the proposal, 3,188,153 shares voted against the proposal and 439,311 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

          Exhibit
          Number  Description

          11      Computation of Net Income Per Common Share
          15      Letter re unaudited interim financial information
          27      Financial Data Schedule (filed electronically with SEC only)




(b)      Reports on Form 8-K:


          There were no Current Reports on Form 8-K filed with the Securities and Exchange Commission during the second quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LINENS 'N THINGS, INC.
                                                 (Registrant)


                                     By:  WILLIAM T. GILES
                                          -----------------------------
                                          William T. Giles
                                          Senior Vice President, Chief
                                          Financial Officer
                                          (Duly authorized officer and
                                           principal financial officer)
Date:    August 15, 2000