Form 10-Q
period 2000-09-30
LINENS N THINGS INC
filed 2000-11-14
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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
                                           Yes   X          No
                                               -----           -----



Number of shares outstanding of the issuer's Common Stock:

             Class                       Outstanding at November 6, 2000
             -----                       -------------------------------

Common Stock, $0.01 par value                    40,005,834


                                      INDEX


Part I.  Financial Information                                                          Page No.
                                                                                        --------
  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen and Thirty-Nine Weeks Ended September 30, 2000
                 (Unaudited) and October 2, 1999 (Unaudited)                                  3

              Consolidated Balance Sheets as of September 30, 2000 (Unaudited),
                 January 1, 2000  and October 2, 1999 (Unaudited)                             4

              Consolidated Statements of Cash Flows for the
                 Thirty-Nine Weeks Ended September 30, 2000 (Unaudited) and
                 October 2, 1999 (Unaudited)                                                  5

              Notes to Consolidated Financial Statements                                    6-7

              Independent Auditors' Review Report                                             8

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             9-12

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     12


Part II. Other Information

  Item 1.     Legal Proceedings                                                              13

  Item 6.     Exhibits and Reports on Form 8-K                                               13

              (a) Exhibit Index                                                              13

              (b) Reports on Form 8-K                                                        13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (Unaudited)


                                                                    Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                              ----------------------------------    --------------------------------
                                                              September 30,      October 2,        September 30,     October 2,
                                                                   2000             1999               2000             1999
                                                              ---------------    -------------    ----------------   -------------
Net sales                                                          $ 410,371         $341,122          $1,077,002        $886,290

Cost of sales, including buying and warehousing costs
                                                                     244,285          203,886             642,932         531,467
                                                              ---------------    -------------    ----------------   -------------

Gross profit                                                         166,086          137,236             434,070         354,823

Selling, general and administrative expenses                         135,576          113,361             383,546         316,858
                                                              ---------------    -------------    ----------------   -------------

Operating profit                                                      30,510           23,875              50,524          37,965

Interest expense (income), net                                           663               34               1,223             (21)
                                                              ---------------    -------------    ----------------   -------------

Income before provision for income taxes                              29,847           23,841              49,301          37,986

Provision for income taxes                                            11,441            9,179              18,893          14,626
                                                              ---------------    -------------    ----------------   -------------

Net income                                                          $ 18,406         $ 14,662            $ 30,408       $  23,360
                                                              ===============    =============    ================   =============

Per share of common stock:

Basic
   Net income per share                                                $0.46            $0.37               $0.77          $0.59

   Weighted average shares outstanding                                39,965           39,395              39,706         39,305

Diluted
   Net income per share                                                $0.45            $0.36               $0.75          $0.57

   Weighted average shares outstanding                                40,811           40,940              40,616         40,959




          See accompanying notes to consolidated financial statements.



                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                     September 30,          January 1,            October 2,
                                                                         2000                  2000                  1999
                                                                   ------------------    ------------------    -----------------
                                                                      (Unaudited)                                (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                            $   6,039             $  45,751            $  18,408
      Accounts receivable, net                                                26,489                20,836               20,877
      Inventories                                                            475,224               342,681              369,255
      Prepaid expenses and other current assets                               23,816                21,410               21,009
                                                                   ------------------    ------------------    -----------------
    Total current assets                                                     531,568               430,678              429,549

    Property and equipment, net                                              260,990               223,725              215,787
    Goodwill, net                                                             19,189                19,826               20,039
    Deferred charges and other noncurrent assets, net                          6,898                 5,687                5,353
                                                                   ------------------    ------------------    -----------------

Total assets                                                               $ 818,645            $  679,916           $  670,728
                                                                   ==================    ==================    =================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                                     $ 216,987            $  144,884           $  180,898
      Accrued expenses and other current liabilities                         109,800               104,414               95,006
        Short-term borrowings                                                 15,100                    --                   --
                                                                   ------------------    ------------------    -----------------
    Total current liabilities                                                341,887               249,298              275,904

     Deferred income taxes and other long-term liabilities                    54,518                46,656               41,691

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                              --                   --                   --

         Common stock, $0.01 par value;  135,000,000 shares authorized at September  30, 2000,  January 1, 2000 and October 2, 1999;
         40,074,906  shares  issued  and  39,968,429   outstanding  at
         September 30, 2000;  39,555,259  shares issued and 39,478,782 outstanding at January 1, 2000;  39,473,234 shares issued and
         39,396,757 outstanding at October 2, 1999                               401                  396                   395
      Additional paid-in capital                                             229,738              220,751               218,615
      Retained earnings                                                      195,657              165,249               136,557
         Accumulated other comprehensive income                                 (308)                  --                    --
        Treasury stock, at cost, 106,477 shares at September 30,
         2000; 76,477 shares at January 1, 2000 and October
         2, 1999                                                              (3,248)              (2,434)               (2,434)
                                                                   ------------------    ------------------    -----------------
    Total shareholders' equity                                               422,240              383,962               353,133
                                                                   ------------------    ------------------    -----------------

Total liabilities and shareholders' equity                                 $ 818,645            $ 679,916              $670,728
                                                                   ==================    ==================    =================

      See accompanying notes to consolidated financial statements




                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)




                                                                          Thirty-Nine Weeks Ended
                                                                  -----------------------------------------
                                                                    September 30,           October 2,
                                                                         2000                  1999
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                 $  30,408            $   23,360
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
     Depreciation and amortization                                            23,816                19,851
     Deferred income taxes                                                     2,507                 1,784
     Loss on disposal of assets                                                  791                   553
     Federal tax benefit from common stock exercised
       under stock incentive plans                                             2,776                 4,106
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                             (5,653)                1,937
       Increase in inventories                                              (132,543)              (97,866)
       Decrease (increase) in prepaid expenses and
            other current assets                                                  58                (1,640)
       Increase in deferred charges                                           (1,654)                 (569)
       Increase in accounts payable                                           58,871                61,941
       Increase (decrease) in accrued expenses
        and other liabilities                                                 18,333                (8,841)
                                                                  -------------------       ------------------
   Net cash (used in) provided by operating activities                        (2,290)                4,616
                                                                  -------------------       ------------------

Cash flows from investing activities:
   Additions to property and equipment                                       (60,791)              (55,055)
                                                                  -------------------       ------------------

Cash flows from financing activities:
   Proceeds from common stock exercised under
      stock incentive plans                                                    6,216                 3,135
   Purchase of treasury stock                                                   (814)               (1,044)
   Increase in book overdrafts                                                 2,867                24,118
   Increase in short-term borrowings                                          15,100                    --
                                                                  -------------------       -----------------
   Net cash provided by financing activities                                  23,369                26,209
                                                                  -------------------       -----------------

   Net decrease in cash and cash equivalents                                 (39,712)              (24,230)
   Cash and cash equivalents at beginning of year                             45,751                42,638
                                                                  -------------------       -----------------

Cash and cash equivalents at end of period                                  $  6,039            $   18,408
                                                                  ===================       =================



          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the January 1, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 1, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The January 1, 2000 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.

2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $90 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders which was due to expire March 31, 2001. The amount of borrowings under that Credit Agreement could be increased up to $125 million provided certain terms and conditions contained in the Credit Agreement were met. The Credit Agreement contained certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio, as defined in the Credit Agreement. As of September 30, 2000, the Company was in compliance with the terms and conditions of the Credit Agreement. The Credit Agreement also allowed for up to $25 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of September 30, 2000, the Company had no borrowings under the Credit Agreement and had $15.1 million in borrowings against the uncommitted lines of credit. See Note 5, "Subsequent Event", as to the $140 million replacement credit facility entered into by the Company on October 20, 2000.

3.  Recent Accounting Pronouncements

The Company is required to adopt Statement of Financial Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement is effective for fiscal years beginning after June 15, 1999. The Company has determined that the implementation of SFAS No. 133 is not expected to have a significant effect on its results of operations or financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying Accounting Pronouncements Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company has determined that the implementation of FIN No. 44 is not expected to have a significant effect on its results of operations or financial position.

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

4.       Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the thirteen and thirty-nine week periods ended September 30, 2000 are as follows:


                                                              Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                               September 30, 2000                   September 30, 2000
                                                           -----------------------           -----------------------------
Comprehensive Income:
Net Income                                                           $ 18,406                              $ 30,408
Other comprehensive income --
    Foreign currency translation adjustment                              (142)                                 (308)
                                                           ------------------------          -----------------------------
Comprehensive income                                                 $ 18,264                              $ 30,100
                                                           ========================          =============================


5.       Subsequent Event

     On October 20, 2000, the Company entered into a $140 million Credit Agreement with Fleet Bank and the lenders party thereto (the "Agreement"). The Agreement replaces the Credit Agreement dated as of March 31, 1998 by and among the Company, each subsidiary party thereto, the lenders party thereto and The Bank of New York.

     The terms of the new Credit Agreement include, among other things, an option to increase the size of the facility to $150 million if certain conditions are met. The Agreement also allows for up to $40 million in borrowings from uncommitted lines of credit.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and subsidiaries as of September 30, 2000 and October 2, 1999, and the related consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related consolidated statements of cash flows for the thirty-nine week periods ended September 30, 2000 and October 2, 1999. These consolidated financial statements are the responsibility of the Company's management.

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


KPMG LLP



New York, New York
October 18, 2000, except as to Notes 2 and 5 which are as of October 20, 2000

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

Results of Operations

Thirteen Weeks Ended September 30, 2000 Compared with Thirteen Weeks Ended October 2, 1999

Net sales  increased  20.3% to  $410.4  million  for the  thirteen  weeks  ended
September 30, 2000, up from $341.1 million for the same period in 1999, primarily as a result of new store openings since October 2, 1999. Net sales were also driven by a healthy mix of core businesses, a positive response to new fashions in the Company's textile business and growth of the Company's new product offerings in the "things" business. The Company continues to increase its penetration of the "things" business, which represents approximately 40% of total net sales. Comparable store net sales for the thirteen weeks ended September 30, 2000 increased 4.0% as compared with an increase of 5.2% for the same period last year.

During the thirteen weeks ended September 30, 2000, the Company opened 23 stores and closed no stores, compared with opening 15 stores and closing two stores during the same period last year. At September 30, 2000, the Company operated 267 stores, compared with 217 stores, at October 2, 1999. Store square footage increased 24.6% to 9,255,000 at September 30, 2000 compared with 7,425,000 at October 2, 1999.

Gross profit for the thirteen weeks ended September 30, 2000 was $166.1 million, or 40.5% of net sales, compared with $137.2 million, or 40.2% of net sales, for the same period last year. The increase in gross profit was due primarily to improved mark-on as a result of overall selling mix, increased penetration of seasonal products and improved buying. In addition, logistics costs as a percentage of net sales were lower than last year as the Company continues to leverage these costs through its distribution network. Furthermore, as the Company's logistics network continues to mature, the Company recognizes such benefits as lower freight costs, improved store operational efficiencies and improvements in pipeline management.

Selling, general and administrative expenses for the thirteen weeks ended September 30, 2000 were $135.6 million, or 33.0% of net sales, compared with $113.4 million, or 33.2% of net sales, for the same period last year. Although the Company opened 23 stores this quarter versus 15 stores for the same quarter last year, the pre-opening costs associated with these eight additional stores was more than offset by the leveraging of occupancy costs, promotional expenditures and administrative expenses.

Operating profit for the thirteen weeks ended September 30, 2000 increased to $30.5 million, or 7.4% of net sales, compared with $23.9 million, or 7.0% of net sales, for the same period last year.

The Company incurred net interest expense of approximately $663,000 (including the amortization of commitment fees in connection with the Company's $90 million credit agreement) for the thirteen weeks ended September 30, 2000, compared with approximately $34,000 for the same period in 1999. The higher interest expense is predominately due to increased average borrowings as compared to the same period last year and increased average interest rates.

The Company's income tax expense for the thirteen weeks ended September 30, 2000 was approximately $11.4 million as compared with $9.2 million for the same period last year. The Company's effective tax rate was 38.3% for the thirteen weeks ending September 30, 2000 as compared with 38.5% for the same period in 1999. The decrease in tax rate is primarily attributable to an increase in earnings before taxes while book to tax permanent differences remained constant.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the factors described above, net income for the thirteen weeks ended September 30, 2000 increased to $18.4 million, or $0.45 per share, compared with $14.7 million, or $0.36 per share, for the same period last year.

Thirty-Nine Weeks Ended September 30, 2000 Compared with Thirty-Nine Weeks Ended October 2, 1999

Net sales  increased 21.5% to $1,077.0  million for the thirty-nine  weeks ended
September 30, 2000, up from $886.3 million for the same period in 1999, primarily as a result of new store openings since October 2, 1999. Comparable store net sales for the thirty-nine weeks ended September 30, 2000 increased 4.3% as compared with an increase of 5.7% for the same period last year. The Company continues to increase its penetration of the "things" business, which represents approximately 40% of total net sales.

During the thirty-nine weeks ended September 30, 2000, the Company opened 40 stores and closed 3 stores, compared with opening 29 stores and closing 8 stores during the same period last year.

Gross profit for the thirty-nine weeks ended September 30, 2000 was $434.1 million, or 40.3% of net sales, compared with $354.8 million, or 40.0% of net sales, for the same period last year. The increase in gross profit was due primarily to improvements in selling mix, which included an increased penetration of higher margin seasonal merchandise, improved buying and the leveraging of logistics costs through the use of the Company's distribution network.

Selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2000 were $383.5 million, or 35.6% of net sales, compared with $316.9 million, or 35.8% of net sales, for the same period last year. This decrease as a percentage of net sales is primarily due to the leveraging of occupancy costs and administrative expenses, offset in part by continued investment in store payroll in order to improve guest service levels.

Operating profit for the thirty-nine weeks ended September 30, 2000 increased to $50.5 million, or 4.7% of net sales, compared with $38.0 million, or 4.3% of net sales, for the same period last year.

The Company had net interest expense of approximately $1.2 million (including the amortization of commitment fees in connection with the Company's $90 million credit agreement) for the thirty-nine weeks ended September 30, 2000, compared with approximately $21,000 of net interest income for the same period in 1999. The higher interest expense is predominately due to increased average borrowings and higher average interest rates.

The Company's income tax expense for the thirty-nine weeks ended September 30, 2000 was $18.9 million as compared with $14.6 million for the same period last year. The Company's effective tax rate was 38.3% for the thirty-nine weeks ending September 30, 2000 compared to 38.5% for the same period last year. The decrease in tax rate is primarily attributable to an increase in earnings before taxes while book to tax permanent differences remained constant.

As a result of the factors described above, net income for the thirty-nine weeks ended September 30, 2000 increased to $30.4 million, or $0.75 per share, compared with $23.4 million, or $0.57 per share, for the same period last year.

Liquidity and Capital Resources

The Company's capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

On October 20, 2000, the Company entered into a $140 million Credit Agreement with Fleet Bank and the lenders party thereto (the "Agreement"). The Agreement replaces the Credit Agreement dated as of March 31, 1998 by and among the Company, each subsidiary party thereto, the lenders party thereto and The Bank of New York. The terms of the Agreement include, among other things, an option to increase the size of the facility to $150 million if certain conditions are met. The Agreement also allows for up to $40 million in borrowings from uncommitted lines of credit.

Net cash used in operating activities for the thirty-nine weeks ended September 30, 2000 was $2.3 million compared with net cash provided by operating activities of $4.6 million for the same period last year. The net cash used in operating activities was primarily attributable to an increase in inventory as a result of an increase in the number of new store openings since October 2, 1999, offset in part by an increase in accrued expenses due to the timing and settlement of vendor payments.

Net cash used in investing activities during the thirty-nine weeks ended September 30, 2000 was $60.8 million compared with $55.1 million for the same period last year. The increase is associated with the opening of 11 more stores this year versus the same period last year, which was offset by capital expenditures incurred through the third quarter of 1999 for the second distribution center.

Net cash provided by financing activities during the thirty-nine weeks ended September 30, 2000 was $23.4 million compared with $26.2 million for the same period last year. Net cash provided by financing activities during the thirty-nine weeks ended September 30, 2000 was primarily the result of an increase in short-term borrowings of $15.1 million.

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

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and have been identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend," "plan," "target" and similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations and schedule of store expansion. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be
contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of operations, the Company is exposed to market risk arising from adverse changes in interest rates. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. The Company does not hedge these interest rate risks. As of September 30, 2000, the Company had no borrowings under the Credit Agreement and had $15.1 million in borrowings against the uncommitted lines of credit at a variable rate.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a California state court litigation brought as a class action on behalf of certain managers of Company stores located in California seeking overtime pay as well as a claim for accrued vacation pay on behalf of certain former employees. In the event such claims for overtime pay and/or vaction pay are determined adversely to the Company, management of the Company does not believe such claims, if so adversely determined, would have a material adverse effect on the Company's financial position, liquidity or results of operations.



Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

          Exhibit
          Number  Description
          ------  -----------

          11      Computation of Net Income Per Common Share
          15      Letter re unaudited interim financial information
          27      Financial Data Schedule (filed electronically with SEC only)




(b)      Reports on Form 8-K:


         There were no current reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter of 2000.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LINENS 'N THINGS, INC.
                                                     (Registrant)

                                              WILLIAM T. GILES
                                         By:
                                              ----------------------------------
                                              William T. Giles
                                              Senior Vice President,
                                              Chief Financial Officer
                                              (Duly  authorized  officer
                                              and principal financial officer)

Date:    November 14, 2000