Form 10-K
period 2000-12-30
LINENS N THINGS INC
filed 2001-03-29
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 30, 2000

                                (No Fee Required)

                         Commission File Number 1-12381

--------------------------------------------------------------------------------

                             Linens 'n Things, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-3463939
            --------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

             6 Brighton Road
           Clifton, New Jersey                         07015
           -------------------                         -----
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (973) 778-1300
                                                           --------------

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

                                Yes   X                              No
                                   -----                                --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.   ______

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 2001, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1,371 million. The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 15, 2001 was 40,496,624.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2000 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.



                                Table of Contents

Form 10-K
Item No.       Name of Item                                                                                 Page
-------        ------------                                                                                 ----
                                     PART I
Item 1.        Business..................................................................................    3
Item 2.        Properties................................................................................   11
Item 3.        Legal Proceedings.........................................................................   12
Item 4.        Submission of Matters to a Vote of
                   Security Holders......................................................................   12

                                     PART II
Item 5.        Market for Registrant's Common Equity
                   and Related Stockholder Matters.......................................................   13
Item 6.        Selected Financial Data...................................................................   13
Item 7.        Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations............................................................................   13
Item 7A.       Quantitative and Qualitative Disclosures
                     about Market Risk...................................................................   13
Item 8.        Financial Statements and Supplementary
                   Data..................................................................................   14
Item 9.        Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure............................................................................   14

                                    PART III
Item 10.       Directors and Executive Officers of
                   the Registrant........................................................................   15
Item 11.       Executive Compensation....................................................................   15
Item 12.       Security Ownership of Certain Beneficial
                   Owners and Management.................................................................   15
Item 13.       Certain Relationships and Related
                   Transactions..........................................................................   15

                                     PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   16


                                     PART I

ITEM 1.  BUSINESS

General
-------

      Linens 'n Things, Inc. and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 283 stores in 40 states and three Canadian provinces as of fiscal year end 2000. The Company's current store prototype ranges between 35,000 and 40,000 gross square feet in size and such stores are located in strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company's business strategy is to offer a broad selection of high quality, brand name home furnishings merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs.

      Linens 'n Things' extensive selection of over 28,000 stock keeping units ("SKUs") in its superstores is driven by the Company's commitment to offering a broad and deep selection of high quality, brand name "linens" (e.g., bedding, towels and pillows) and "things" (e.g., housewares and home accessories) merchandise. Brand names sold by the Company include Wamsutta, Croscill, Waverly, Laura Ashley, Royal Velvet, Braun, Krups, All-Clad, Cuisinart,
Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label, LNT Home (approximately 10% of sales), which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices. The Company's merchandise offering is coupled with a "won't be undersold" everyday low pricing strategy.

      From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format, which has evolved from 20,000 gross square feet in size to its current size ranging from 30,000 to 60,000 gross square feet. This superstore format offers a broad merchandise selection in a more visually appealing, guest friendly format. The Company's introduction of superstores has resulted in the closing or relocation of most of the Company's traditional stores through fiscal year end 2000. As a result of superstore openings and traditional store closings, the Company's gross square footage has increased from 2.9 million to 9.8 million over the last six years. Meanwhile, the Company's store base increased 95% from 145 to 283 during this period.

      As part of this strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows. In addition, as part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller selection of "linens" and "things." The Company estimates that the "things" side of its business has increased from less than 10% of net sales in fiscal 1991 to approximately 40% in fiscal 2000.

      The Company was a wholly owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock, on a pre-split basis. Immediately subsequent to the IPO, CVS owned approximately 32.5% of the Company's common stock, having retained 6,267,758 shares, on a pre-split basis. During 1997, CVS sold substantially all of its remaining shares of the Company's common stock in a public offering. At December 31, 1997, CVS held no shares of the Company's common stock. Unless otherwise indicated, all share information is adjusted to reflect the Company's two-for-one common stock split effected in May 1998.

Executive  Officers and Certain Key Personnel
---------------------------------------------

      The following table sets forth information regarding the executive officers of the Company:


      Name                               Age   Position
      ----                               ---   --------
      Norman Axelrod..................... 48   Chairman and Chief Executive Officer
      Steven B. Silverstein.............. 41   President
      William T. Giles................... 41   Senior Vice President, Chief Financial Officer
      Hugh J. Scullin.................... 52   Senior Vice President, Store Operations, Real Estate and
                                               Construction
      Brian D. Silva .................... 44   Senior Vice President, Human Resources and
                                               Corporate Secretary


      Mr. Axelrod has been Chief Executive Officer of the Company since 1988 and was elected to the additional position of Chairman of the Board of Directors of the Company effective as of January 1997. Prior to joining Linens 'n Things, Mr. Axelrod held various management positions at Bloomingdale's from 1976 to 1988 including: Buyer, Divisional Merchandise Manager, Vice President/Merchandise Manager and Senior Vice President/General Merchandise Manager. Mr. Axelrod earned his B.S. from Lehigh University and his M.B.A. from New York University.

      Mr. Silverstein joined Linens 'n Things in 1992 as Vice President, General Merchandise Manager, was promoted to Senior Vice President, General Merchandise Manager in 1993, was promoted to Executive Vice President, Chief Merchandising Officer in 1998 and most recently, was promoted to President in 2001. Prior to joining Linens 'n Things, Mr. Silverstein held various management positions at Bloomingdale's from 1985 to 1992 including Merchandise Vice President of Home Textiles. He received his B.A. from Cornell University and his M.B.A. from Wharton Business School.

      Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller, was promoted to Vice President, Finance and Controller in 1994, was promoted to Vice President, Chief Financial Officer in 1997 and most recently, was promoted to Senior Vice President, Chief Financial Officer in 2000. From 1981 to 1990, Mr. Giles was with PriceWaterhouse LLP. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

      Mr. Scullin joined Linens 'n Things in 1989 as Vice President, Store Operations. Mr. Scullin has been Senior Vice President, Store Operations, Real Estate and Construction since 1994. From 1978 to 1987, Mr. Scullin held various management positions with The Gap, Inc., including Zone Vice President at both The Gap and Banana Republic from 1984 to 1987. From 1987 to 1989, Mr. Scullin was Vice President of Stores with Alcott and Andrews. Mr. Scullin graduated from St. Joseph's University with a B.S. in Marketing Management.

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

The following table sets forth information  regarding another key manager of the
Company:


      Name                                Age  Position

      Matthew J. Meaney.................. 54   Chief Information Officer

      Mr. Meaney joined Linens 'n Things in 1991 as Vice President, Management Information Systems and was promoted to Chief Information Officer in 2000. From 1985 to 1991, Mr. Meaney was Vice President of Management Information Systems for Laura Ashley, Inc. Mr. Meaney received a B.S. in Economics from St. Peter's College and an M.B.A. in Finance from Seton Hall University.

Business Strategy

      The Company's business strategy is to offer a broad and deep selection of high quality, brand name merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs. Key elements of the Company's business strategy are:

      Offer a Broad Selection of Quality Name Brands at Exceptional Everyday Values. Linens 'n Things' merchandising strategy is to offer the largest breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at exceptional everyday values. The Company offers over 28,000 SKUs across six departments, including bath, home accessories, housewares, storage, top of the bed and window treatments. The Company is one of the largest retailers of brand names, including Wamsutta, Laura Ashley, Royal Velvet, Croscill, Braun, Krups, All-Clad, Cuisinart, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label, LNT Home, which is designed to supplement the Company's offering of brand name products by offering high quality merchandise at value prices.

      Merchandise and sample brands offered in each major department are highlighted below:


           Department                          Items Sold                                 Sample Brands
           ----------                          ----------                                 -------------
      Bath                     Towels, shower curtains, waste baskets,          Fieldcrest, Wamsutta, Martex, Royal
                               hampers, bathroom rugs and wall hardware         Velvet and Springmaid

      Home Accessories         Decorative pillows, napkins, tablecloths,        Waverly, Laura Ashley and Umbra
                               placemats, lamps, gifts, picture frames and
                               framed art

      Housewares               Cookware, cutlery, kitchen gadgets, small        All-Clad, Braun, Krups, Calphalon,
                               electric appliances (such as blenders and        Cuisinart, Henckels, Circulon, Farberware,
                               coffee grinders), dinnerware, flatware,          Black & Decker, Kitchen Aid and Copco
                               and glassware

      Storage                  Closet-related items (such as hangers,           Rubbermaid and Closetmaid
                               organizers and shoe racks)

      Top of the Bed           Sheets, comforters, comforter covers,            Wamsutta, Laura Ashley, Revman,
                               bedspreads, bed pillows, blankets and            Croscill, Fieldcrest, Springmaid,
                               mattress pads                                    and Beautyrest

      Window Treatment         Curtains, valances and window hardware           Croscill,  Wamsutta,  Waverly  and Laura Ashley



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

       In addition, the Company has taken initiatives to enhance the speed of its guest service, including enhancing credit card authorization and upgrading its point-of-sale ("POS") system. The Company has also transferred the inventory and receiving responsibilities from the stores to the distribution centers thereby allowing associates to direct their focus to the selling floor, which has enhanced the guest's shopping experience. The Company provides gift registry services in its stores nationwide to further serve its guests. The Company also offers the convenience of an electronic gift card to its guests.

      The Company's superstore format is designed to save the guest time by having merchandise visible and accessible on the selling floor for immediate purchase. The Company believes its knowledgeable sales staff and efficient guest service, together with the Company's liberal return policy, create a positive shopping experience that engenders guest loyalty.

      In response to growing consumer use of the Internet, the Company greatly expanded its e-commerce capability located at its website, linensnthings.com in fiscal 2000. The website features on-line access to the Company's gift registry and allows our guests to purchase many of the Company's most popular items from the convenience of their homes.

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

Growth Strategy
---------------

      Superstore Expansion. The Company operates in a large, highly-fragmented industry and has a market share of approximately two percent of the industry. The Company's expansion strategy is to increase market share in existing markets and to penetrate new markets in which the Company believes it can become a leading operator of home furnishings superstores. Markets for new superstores are selected on the basis of demographic factors, such as income, population and number of households. The Company's stores are located predominantly in power strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company generally seeks to operate stores in the United States and Canada in geographic trading areas of 200,000 persons within a ten-mile radius and with demographic characteristics that match the Company's target profile.

      During 2000, the Company opened its first stores in Canada. By fiscal year end 2000, the Company operated six stores in three Canadian provinces.

      The following table sets forth information concerning the Company's expansion program during the past five years:


         Fiscal                                    Square Footage (in 000's)            Store Count
          Year          Openings       Closings    Begin Year      End Year       Begin Year     End Year
          ----          --------       --------    ----------      --------       ----------     --------
           1996             36            22          3,691          4,727           155            169
           1997             25            18          4,727          5,493           169            176
           1998             32            12          5,493          6,487           176            196
           1999             43             9          6,487          7,925           196            230
           2000             57             4          7,925          9,836           230            283


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

               Increase  Operating  Efficiencies.  As  part of its  strategy  to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including two distribution centers and a management information system, which it believes will allow it to maintain low operating costs as it pursues its superstore expansion strategy. In 1995, the Company began full operation of its first distribution center in Greensboro, North Carolina. In June 1999, the Company began operation of its second distribution center in southern New Jersey. Management believes that the increased utilization of the distribution centers has resulted in lower average freight costs, more efficient scheduling of inventory shipments to the stores, better in-stock positions and improved information flow. The Company believes that the transfer of inventory receiving responsibilities from the stores to the distribution centers allows the store sales associates to direct their focus to the sales floor, thereby increasing the level of guest service. The warehouse portion of the distribution centers provides the Company flexibility to manage safety stock and inventory flow. The Company's ability to effectively manage its inventory is also enhanced by a centralized merchandising management team and its management information systems which allow the Company to more accurately monitor and better balance inventory levels and improve in-stock positions in its stores.

Industry
--------

      According to Industry Reports, total industry sales of products sold in the Company's stores, which primarily includes home textiles, housewares and decorative furnishings categories, were estimated to be over $75 billion in
2000. The market for home furnishings is large, highly-fragmented and competitive. Specialty superstores are one of the fastest growing channels of distribution in this market. In fiscal 2000, the Company estimates that the three largest specialty superstore retailers of fashion home textiles (which includes the Company, Bed Bath & Beyond, Inc. and Home Place of America, Inc.) had aggregate sales representing only approximately 6% of the industry's total unit sales.

      The Company competes with many different types of retailers that sell many or most of the items sold by the Company, including department stores, mass merchandisers, specialty retail stores and other retailers. Linens 'n Things generally classifies its competition as follows:

      Department Stores: This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co., Dillard Department Stores, Inc., and the department store chains operated by Federated
Department Stores, Inc. and The May Department Store Company. These retailers offer name brand merchandise as well as their own private label furnishings. Department stores also offer certain designer merchandise, such as Ralph Lauren, which is not generally distributed through the specialty and mass merchandise distribution channels. In general, the department stores offer a more limited selection of merchandise than the Company. The prices offered by department stores during off-sale periods generally are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

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

      Specialty Stores/Retailers: This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc., Home Place of America, Inc., Home Goods, a division of TJX Companies, Inc. and smaller format retailers such as Crate & Barrel, Lechters, Inc. and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 25,000 to 70,000 gross square feet and offer a home furnishings merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy the customer's household needs. The smaller format retailers are typically smaller in size than the large format superstores and offer a narrow assortment within a specific niche. The smaller format retailers generally range in size from 2,000 to 20,000 gross square feet.

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

Merchandising
-------------

      The Company offers quality home textiles, housewares and home accessories at exceptional everyday values. The Company's strategy consists of a commitment to offer a breadth and depth of selection and to create a merchandise presentation that makes it easy to shop in a visually pleasing environment. The stores feature a "racetrack" layout, enabling the guest to visualize and purchase fully coordinated and accessorized ensembles. Seasonal merchandise is featured at the front of every store to create variety and excitement and to capitalize on key selling seasons including spring, back-to-school and holiday events.

      The Company's extensive merchandise offering of over 28,000 SKUs enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the guest's impression of a dominant selection of merchandise in an easy-to-shop environment. The Company's broad and deep merchandise offering is coupled with everyday low prices that are generally below regular department store prices and comparable with or slightly below department store sale prices. The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of its strategy. This is an important factor in establishing its reputation as a price leader and in helping to build guest loyalty. In addition, the Company offers, on a regular basis, "special" merchandise which it obtains primarily through opportunistic purchasing to enhance its high value perception among its guests.

Customer Service
----------------

          Linens 'n Things treats every customer as a guest. The Company's philosophy supports enhancing the guest's entire shopping experience and it believes that all elements of service differentiate it from the competition. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. This philosophy is designed to encourage guest loyalty as well as to continually develop knowledgeable Company associates. The entire store team is hired and trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been augmented by the transfer of inventory receiving responsibilities from the stores, allowing sales associates to focus on the sales floor. Sophisticated management systems that provide efficient guest service and liberal return procedures are geared toward making each guest's visit a convenient, efficient and pleasant experience.

Advertising
-----------

       Advertising programs are focused on building and strengthening the Linens 'n Things brand and image. Because of the Company's commitment to exceptional everyday values, advertising vehicles are aggressively used in positioning the Company among new and existing guests by communicating value, breadth and depth of selection. The Company focuses its advertising programs during key selling seasons such as back-to-school and holidays.

      To reach its guests, the Company primarily uses full color flyers to best represent the full range of offerings in the stores. These are supplemented by on-going direct marketing initiatives. In addition, the Company utilizes its proprietary marketing database to track the buying habits of its guests. Grand opening promotional events are used to support new stores, with more emphasis placed on those located in new markets.

Purchasing and Suppliers
------------------------

      The merchandising mix for each store is generally selected by the central buying staff. The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 10% of the Company's total purchases in fiscal 2000. In fiscal 2000, the Company purchased a significant number of products from other key suppliers. Due to its breadth and depth of selection, the Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

Distribution
------------

      The Company operates two distribution centers. The first is located in Greensboro, North Carolina and began operation in 1995 and the second is located in southern New Jersey and began operation in June 1999. The Company believes the utilization of the centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores, better in-stock positions and improved information flow. In addition, transferring inventory receiving responsibilities from the stores to the distribution centers allows the sales associates to direct their focus to the selling floor, thereby enhancing the guests' shopping experience. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

        The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to all of its suppliers. The Company plans to continue its efforts to ship as much merchandise through the distribution centers as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of Electronic Data Interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third party delivery services to ship its merchandise from the distribution centers to its stores.

Management Information Systems
------------------------------

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

Store Management and Operations
-------------------------------

      The Company places a strong emphasis on its people, their development and their opportunity for advancement, particularly at the store level. The Company's commitment to maintaining a high internal promotion rate is best exemplified through the practice of opening each new store with a seasoned management team. As a result, the majority of General Managers opening a new store have significant experience with the Company. Additionally, the structured management training program requires that each new manager learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning, complemented at the associate level through in-store product seminars and POS register training materials. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing store expansion program, serve as incentives to attract and retain quality individuals.

      Linens 'n Things' stores are open seven days a week, generally from 9:30 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

Inflation and Seasonality
-------------------------

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

Employees
---------

      As of December 30, 2000, the Company employed approximately 12,200 individuals of whom approximately 5,600 were full-time employees and 6,600 were part-time employees. None of the Company's employees is represented by a union, and the Company believes that it has a good relationship with its employees.

Competition
-----------

      The Company believes that it will continue to face competition from retailers in all four of the categories referred to in "Business--Industry." The home textiles industry is becoming increasingly competitive and as the Company expands into new markets, it faces new competitors. The visibility of the Company may encourage additional competitors or existing competitors to imitate the Company's format and methods.

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

Trade Names and Service Marks
-----------------------------

      The Company uses the "Linens 'n Things" and "LNT" names as trade names and as service marks in connection with retail services. The Company has registered the "Linens 'n Things" and "LNT" logos as trademarks and service marks with the United States Patent and Trademark Office. The Company has also filed for registration with the Canada Patent and Trademark Office. Management believes that the name "Linens 'n Things" is an important element of the Company's business.

Forward-Looking Statements
--------------------------

         This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and have been identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend," "plan," "target" or similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations and schedule of store expansion. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 2.  PROPERTIES

      As of December 30, 2000 the Company operated 283 retail stores in 40 states and three Canadian provinces. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and certain of the leases provide for renewal options that range from 5 to 15 years at increased rents. Certain of the leases provide for scheduled rent increases and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS guarantees the leases of certain stores that were entered into prior to the Company's 1996 IPO. Following the IPO, CVS no longer entered into commitments to guarantee future leases on behalf of the Company.

      The Company owns its distribution center in Greensboro, North Carolina. The Company leases its corporate headquarters in Clifton, New Jersey and its distribution center in southern New Jersey.

      The table below sets forth the number of stores located in each state in the United States as of December 30, 2000:


State                 Number of Stores    State                 Number of Stores
-----                 ----------------    -----                 ----------------
Alabama                        1          Nebraska                        2
Arizona                        7          Nevada                          2
Arkansas                       1          New Hampshire                   4
California                    33          New Jersey                     11
Colorado                       5          New Mexico                      3
Connecticut                    9          New York                       17
Florida                       22          North Carolina                  9
Georgia                       11          Ohio                            7
Idaho                          1          Oklahoma                        2
Illinois                      17          Oregon                          4
Indiana                        3          Pennsylvania                    7
Kansas                         3          Rhode Island                    1
Kentucky                       1          South Carolina                  1
Louisiana                      2          Tennessee                       3
Maine                          3          Texas                          27
Maryland                       4          Utah                            3
Massachusetts                  9          Virginia                       11
Michigan                       9          Washington                      9
Minnesota                      6          West Virginia                   1
Missouri                       5          Wisconsin                       1


      The table below sets forth the number of stores located in each province in Canada as of December 30, 2000:

      Province                            Number of Stores
      --------                            ----------------
      Alberta                                      3
      British Columbia                             2
      Ontario                                      1

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         The Company is a defendant in a California state court litigation brought as a class action on behalf of certain managers of Company stores located in California seeking overtime pay as well as a claim for accrued vacation pay on behalf of certain former employees. In the event such claims for vacation pay are determined adversely to the Company, management of the Company does not believe such claims, if so adversely determined, would have a material adverse effect on the Company's financial position, liquidity or results of operations. At the present time, there has been no determination of the number of any actual class. Nor has there been any determination of the extent to which overtime pay may or may not be owed. Accordingly, the Company is not presently in a position to estimate with any degree of certainty, the range of potential exposure represented by this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended December 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At December 30, 2000 there were approximately 7,300 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

       For Fiscal 2000                         High     Low
       ---------------                         ----     ---
       First Quarter....................      $34 3/8   $17 15/16
       Second Quarter...................       35 15/16  23 3/16
       Third Quarter....................       36 3/8    23 7/8
       Fourth Quarter...................       33 1/2    20

      For Fiscal 1999                          High     Low
      ---------------                          ----     ---
       First Quarter....................      $48 1/4   $34 3/16
       Second Quarter...................       52 1/16   37 5/8
       Third Quarter....................       49 1/2    30 5/8
       Fourth Quarter...................       41 7/16   22 7/16


      The Company paid no dividends on its common stock in fiscal 2000 and 1999. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility currently limits the amount of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 18 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 19 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

      In the normal course of operations, the Company is exposed to market risk arising from adverse changes in interest rates. The Company is exposed to interest rate risks primarily through borrowings under the $140 million senior revolving credit facility agreement (the "Credit Agreement"). The Company does not hedge these interest rate risks. As of December 30, 2000, the Company had no borrowings under the Credit Agreement and had $3.9 million in borrowings against the uncommitted lines of credit at a variable rate.

      The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial information required by this Item are incorporated by reference to pages 23 through 34 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000. These financial statements are indexed under Item 14(a)(1). See also the financial statement schedule that is included herein and is indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements between the Company and its independent public accountants on matters of accounting principles or practices for fiscal 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement to be mailed to shareholders for the Company's 2001 Annual Meeting of Shareholders.

      The information required by this Item concerning the Company's executive officers is contained in Part I, Item 1, "Business - Executive Officers and Certain Key Personnel."

         The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, under the headings "Director Compensation - Attendance; Committees" and "Executive Compensation", other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this Report.

1.    Financial Statements:

      The following Financial Statements are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000:

                                                                                     Pages in Annual Report
                                                                                          to Shareholders
                                                                                     -----------------------
Consolidated Statements of Operations -
for the fiscal years ended December 30, 2000, January 1, 2000 and December 31, 1998......        23

Consolidated Balance Sheets -
as of December 30, 2000 and January 1, 2000..............................................        24

Consolidated Statements of Shareholders' Equity -
for the fiscal years ended December 30, 2000, January 1, 2000 and December 31, 1998......        25

Consolidated Statements of Cash Flows -
for the fiscal years ended December 30, 2000, January 1, 2000 and December 31, 1998......        26

Notes to Consolidated Financial Statements...............................................        27 through 33

Management's Responsibility for Financial Reporting......................................        33

Independent Auditors' Report.............................................................        34


2.    Schedules:

      The supplementary income statement schedule is included in this Report.

3.    Exhibits:

      The Exhibits on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

                                  EXHIBIT INDEX
   Exhibit
   Number      Description
   -------     -----------

     3.1       Amended and Restated Certificate of Incorporation, as amended 1,3
     3.2       By-Laws of the Registrant 1
     4         Specimen Certificate of Common Stock 1
     10.1      Transitional Services Agreement between the Registrant and CVS
               Corporation 1
     10.2      Stockholder Agreement between the Registrant and
               CVS Corporation 1
     10.3      Tax Disaffiliation Agreement between the Registrant and
               CVS Corporation 1
     10.4      Credit Agreement dated as of March 31, 1998 among the Registrant
               Bank of New York and the lenders signatory thereto, as amended
               1, 4
     10.5      Employment Agreement with Norman Axelrod *6
     10.6      Employment Agreement with Steven B. Silverstein *6
     10.7      Employment Agreement with Hugh J. Scullin *6
     10.8      Employment Agreement with Brian Silva *6
     10.9      Employment Agreement with William Giles *6
     10.10     1996 Incentive Compensation Plan *1
     10.11     1996 Non-Employee Director Stock Plan *1
     10.12     Supplemental Executive Retirement Plan *5
     10.13     Split - Dollar Agreement between the Registrant and
               Norman Axelrod *5
     10.14     Split - Dollar Collateral Assignment between the Registrant and Norman Axelrod *5
     10.15     2000 Stock Award & Incentive Plan 8
     10.16     Credit Agreement dated as of October 20, 2000 among the
               Registrant, Fleet Bank and the lenders signatory thereto 7
     11        Computation of Net Income Per Common Share 2
     13        Annual Report to Shareholders for 2000 fiscal year**
     21        List of Subsidiaries 2
     23a       Consent of KPMG LLP 2

--------------------------------------------------------------------------------
1 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

2     Filed with this Form 10-K.

3     Incorporated  by  reference  to a Current  Report on Form 8-K dated May 6,
      1999.

4     Incorporated  by  reference  to a Current  Report on Form 8-K dated  March
      31, 1998.

5     Incorporated  by reference to a Current Report on Form 8-K dated March 27,
      2000.

6     Incorporated  by reference to a Current Report on Form 8-K dated March 29,
      2001.

7 Incorporated by reference to a Current Report on Form 8-K dated November 6, 2000.

8 Incorporated by reference to a Registration Statement on Form S-8 dated August 2, 2000.

--------------------------------------------------------------------------------
*     Management contract or compensatory plan or arrangement.

** With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Annual Report to Shareholders is not deemed filed as part of this Form 10-K.



(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated November 6, 2000, concerning the Credit Agreement with Fleet Bank and the lenders party thereto.

      The Company filed a Current Report on Form 8-K dated November 6, 2000, concerning the posting of significant corporate information on its website.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                      Linens 'n Things, Inc.
                                      (Registrant)

                                      By: /s/NORMAN AXELROD
                                         -----------------------
                                         Norman Axelrod
                                         Chairman and  Chief Executive Officer
Dated:  March 29, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.


                     Signature                                     Title                             Date
                     ---------                                     -----                             ----

              /s/ Norman Axelrod                        Chairman and Chief                        March 29, 2001
------------------------------------------              Executive Officer
              Norman Axelrod


              /s/ Philip E. Beekman                     Director                                  March 29, 2001
---------------------------------------------
              Philip E. Beekman


              /s/ Harold F. Compton                     Director                                  March 29, 2001
---------------------------------------------
              Harold F. Compton

              /s/ Stanley P. Goldstein                  Director                                  March 29, 2001
---------------------------------------------
              Stanley P. Goldstein


              /s/ Morton E. Handel                      Director                                  March 29, 2001
---------------------------------------------
              Morton E. Handel


              /s/ William T. Giles                      Senior Vice President,                    March 29, 2001
---------------------------------------------           Chief Financial Officer
              William T. Giles                          (Principal Financial Officer and
                                                         Principal Accounting Officer




         Five-Year Financial Summary (in thousands, except per share and selected operating data)

Fiscal Year Ended                                        December         January          December       December 31,  December 31,
                                                         30, 2000          1, 2000         31, 1998           1997         1996
----------------------------------------------------- ---------------- --------------- ----------------- --------------- -----------
Income statement data:
   Net sales..........................................     $1,572,576      $1,300,632        $1,066,194        $874,224     $696,107
   Operating profit...................................        107,092          84,552            61,988          45,507       30,683
   Net income ........................................         64,937          52,052            38,062          25,790       15,039
   Net income per share - basic1......................       $   1.63        $   1.32          $   0.98         $  0.67      $  0.39
   Basic weighted average shares
       outstanding1...................................         39,785          39,339            38,895          38,578       38,536
   Net income per share - diluted1....................       $   1.60        $   1.27          $   0.94         $  0.65      $  0.39
   Diluted weighted average shares
        outstanding1..................................         40,712          40,907            40,407          39,537       38,558

Balance sheet data:
   Total assets.......................................      $ 821,557       $ 679,916         $ 560,844        $472,099     $423,957
   Working capital....................................        226,694         181,380           154,893         123,375      113,582
   Total long-term debt...............................             --              --                --              --       13,500
   Shareholders' equity...............................      $ 458,994       $ 383,962         $ 323,576        $280,035     $249,727

Selected operating data:
   Number of stores...................................            283             230               196             176          169
   Total gross square footage (000's).................          9,836           7,925             6,487           5,493        4,727
   Increase in comparable store net sales.............           3.7%            5.4%              8.3%            6.6%         1.1%



1 Unless otherwise stated, all references to common shares outstanding and income per share in the consolidated financial statements, notes to consolidated financial statements, and management's discussion and analysis of financial condition and results of operations are adjusted to reflect the Company's two-for-one common stock split effected in May 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth the percentage of net sales for certain items included in the Company's consolidated statements of operations for the periods indicated:

                               Dec. 30,     Jan. 1,     Dec. 31,
Fiscal Year Ended                2000        2000         1998
------------------------------ --------- -- -------- -- ---------

Percentage of net sales
Net sales......................  100.0%      100.0%       100.0%
Cost of sales, including
buying and distribution costs..    59.1        59.4      60.0
                               ---------    --------    ---------
Gross profit...................    40.9        40.6      40.0
Selling, general and
administrative  expenses.......    34.1        34.1      34.2
                               ---------    --------    ---------
Operating profit...............     6.8         6.5       5.8
Interest expense, net..........     0.1         0.0       0.0
                               ---------    --------    ---------
Income before income taxes.....     6.7         6.5       5.8
Provision for income taxes.....     2.6         2.5       2.2
                               ---------    --------    ---------
Net income.....................    4.1%        4.0%       3.6%


Fiscal Year Ended December 30, 2000 Compared With Fiscal Year Ended January 1, 2000

Net Sales

Net sales for fiscal 2000 were $1,572.6 million, an increase of 20.9% over fiscal 1999 sales of $1,300.6 million, primarily as a result of new store openings as well as comparable store net sales increases. The Company opened 57 superstores and closed four stores in fiscal 2000, as compared with opening 43 superstores and closing nine stores in fiscal 1999. At fiscal year end 2000, the Company operated 283 stores as compared with 230 stores at fiscal year end 1999. Store square footage increased 24.1% to 9,836,000 at December 30, 2000 compared with 7,925,000 at January 1, 2000. Comparable store net sales increased 3.7% in fiscal 2000 compared with 5.4% in fiscal 1999. Comparable store net sales were driven predominately by higher consumer traffic.

The Company's average net sales per store was $6.2 million in fiscal 2000 and fiscal 1999. For the fiscal year ended 2000, net sales of "linens" merchandise increased approximately 18% over the prior year, while net sales of "things" merchandise increased approximately 25% over the prior year. The greater increase in net sales for "things" merchandise primarily resulted from the continued expansion in this product category.

Gross Profit

Gross profit for fiscal 2000 was $643.3 million, or 40.9% of net sales, as compared with $528.2 million, or 40.6% of net sales, in fiscal 1999. This increase as a percentage of net sales resulted from overall improved selling mix, increased penetration of seasonal and proprietary product and improvements in buying. In addition, the Company had lower freight and related distribution costs, as a percentage of sales, from the leveraging of the Company's centralized distribution network.

Expenses

Selling, general and administrative expenses ("S,G&A") for fiscal 2000 were $536.2 million, or 34.1% of net sales, as compared with $443.6 million, or 34.1% of net sales, in fiscal 1999. Corporate office and promotional expenses were leveraged, which were offset by investments in store payroll in order to continue to improve our guest service levels.

Operating profit for fiscal 2000 increased to $107.1 million, or 6.8% of net sales, up from $84.6 million, or 6.5% of net sales, during fiscal 1999.

Net interest expense in fiscal 2000 increased to $1.9 million, up from $43,000 during fiscal 1999. This increase was due to higher net average loan balances and higher interest rates during fiscal 2000.

The Company's income tax expense for fiscal 2000 was $40.2 million, as compared with $32.5 million during fiscal 1999. The Company's effective tax rate was 38.2% in fiscal 2000 as compared with 38.4% in fiscal 1999.

Net Income

Net income for fiscal 2000 was $64.9 million, or 4.1% of net sales as compared with $52.1 million, or 4.0% of net sales in fiscal 1999.

Fiscal Year Ended January 1, 2000 Compared With Fiscal Year Ended
December 31, 1998

Net Sales

Net sales for fiscal 1999 were $1,300.6 million, an increase of 22.0% over fiscal 1998 sales of $1,066.2 million, primarily as a result of new store openings as well as comparable store net sales increases. The Company opened 43 superstores and closed nine stores in fiscal 1999, as compared with opening 32 superstores and closing 12 stores in fiscal 1998. At fiscal year end 1999, the Company operated 230 stores as compared with 196 stores at fiscal year end 1998. Comparable store net sales increased 5.4% in fiscal 1999 compared with 8.3% in fiscal 1998. Comparable store net sales were driven predominately by higher consumer traffic.

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

Gross Profit

Gross profit for fiscal 1999 was $528.2 million, or 40.6% of net sales, as compared with $427.1 million, or 40.0% of net sales, in fiscal 1998. This increase as a percentage of net sales resulted from improved selling mix, improvements in buying, and lower freight and related distribution costs from the leveraging of the Company's distribution network.

Expenses

S,G&A expenses for fiscal 1999 were $443.6 million, or 34.1% of net sales, as compared with $365.1 million, or 34.2% of net sales, in fiscal 1998. Occupancy expenses continued to leverage as a result of a 5.4% comparable store net sales increase, which was offset in part due to investments in store payroll in order to provide better guest service.

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

Liquidity and Capital Resources

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

On October 20, 2000, the Company entered into a $140 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders, expiring October 20, 2003. The Credit Agreement also allows for up to $40 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. The Credit Agreement replaced the 1998 $90 million revolving line of credit, which allowed for up to $25 million in borrowings from uncommitted lines of credit (the "1998 Credit Agreement"). Under the Credit Agreement, the amount of borrowings can be increased up to $150 million provided certain terms and conditions contained in the Credit Agreement are met. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement, including a fixed rate plus LIBOR rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the end of fiscal 2000, the Company was in compliance with the terms of the Credit Agreement. At various times throughout fiscal 2000 and 1999, the Company borrowed against the Credit Agreement and the 1998 Credit Agreement for seasonal working capital needs. At the end of fiscal 2000, the Company had no borrowings under the Credit Agreement and had $3.9 million of borrowings against the uncommitted lines of credit. In addition, as of December 30, 2000 and January 1, 2000, the Company had $10.7 million and $1.7 million, respectively, of letters of credit outstanding. The letters of credit were used to guarantee payment of certain insurance obligations and to secure a foreign line of credit. The Company is not obligated under any formal or informal compensating balance requirements.

Net cash provided by operating activities for the fiscal year ended 2000 was $27.5 million as compared with $41.4 million for the same period in fiscal 1999. This change was primarily a result of an increase in inventory. The increase in inventory levels over the prior year is a result of new store openings, as well as the Company's decision to maintain and improve its in-stock position, which is consistent with the Company's focus on continuing to improve guest service.
The increase in inventory was partially offset by an increase in accrued expenses due to the timing and settlement of vendor payments. In addition, the Company reported a smaller change in accounts payable than the prior year due to the timing and settlement of vendor payments.

Net cash used in investing activities for the fiscal year ended 2000 was $70.5 million, as compared with $70.1 million for the same period in fiscal 1999. Fiscal year 2000 included an increase in capital expenditures associated with the opening of 14 more stores this year versus last year, which was offset by capital expenditures incurred for the second distribution center in 1999.

Net cash provided by financing activities for the fiscal year ended 2000 was $35.7 million compared with $31.9 million for the same period in fiscal 1999. The increase was primarily attributable to an increase in short-term borrowings.

Management currently believes that the Company's cash flows from operations, credit extended by suppliers, the Credit Agreement and the uncommitted lines of credit will be sufficient to fund anticipated capital expenditures and working capital requirements in the foreseeable future.

Market Risk Disclosure

Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

In the normal course of operations, the Company is exposed to market risk arising from adverse changes in interest rates. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. The Company does not hedge these interest rate risks. As of December 30, 2000, the Company had no borrowings under the Credit Agreement and had $3.9 million in borrowings against the uncommitted lines of credit at a variable rate.

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

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

Recent Accounting Pronouncements

The Company is required to adopt Statement of Financial Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement is effective with the first quarter of fiscal years beginning after June 15, 2000. For the Company, implementation is required for the first quarter of fiscal 2001. The Company has determined that the implementation of SFAS No. 133 is not expected to have a significant effect on its results of operations or financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company has determined that the implementation of FIN No. 44 did not have a significant effect on its results of operations or financial position.

At a recent FASB Emerging Issues Task Force ("EITF") meeting, a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. The adoption of the EITF is required in the second quarter of fiscal 2001. The Company already includes such sales incentives against sales and records free merchandise in cost of goods sold as required by the new EITF consensus.

Forward-Looking Statements

This Annual Report to Shareholders contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The
statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend," "plan," "target" or similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.



Consolidated Statements of Operations (in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                  December 30,          January 1,           December 31,
Fiscal Year Ended                                                     2000                 2000                  1998
-------------------------------------------------------------- ------------------- -- --------------- --- --------------------
Net sales.................................................             $1,572,576         $1,300,632               $1,066,194
Cost of sales, including buying and
   distribution costs.....................................                929,305            772,453                  639,138
                                                               -------------------    ---------------     --------------------

Gross profit..............................................                643,271            528,179                  427,056
Selling, general and administrative expenses..............                536,179            443,627                  365,068
                                                               -------------------    ---------------     --------------------

Operating profit..........................................                107,092             84,552                   61,988
Interest expense, net of interest income and
  capitalized interest....................................                  1,941                 43                       83
                                                               -------------------    ---------------     --------------------
Income before income taxes................................                105,151             84,509                   61,905
Provision for income taxes................................                 40,214             32,457                   23,843
                                                               -------------------    ---------------     --------------------
Net income................................................               $ 64,937           $ 52,052                 $ 38,062
                                                               ===================    ===============     ====================

Per share of common stock:

Basic
Net income................................................                $  1.63           $   1.32                 $   0.98
                                                               -------------------    ---------------     --------------------
Weighted average shares outstanding.......................                 39,785             39,339                   38,895

Diluted
Net income................................................                $  1.60           $   1.27                 $   0.94
                                                               -------------------    ---------------     --------------------
Weighted average shares outstanding.......................                 40,712             40,907                   40,407



See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets (in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------

                                                                                      December 30, 2000        January 1, 2000
------------------------------------------------------------------------------------- ------------------- -- -----------------
Assets
    Current assets:
      Cash and cash equivalents................................................                 $ 38,524             $ 45,751
      Accounts receivable, net.................................................                   31,508               20,836
      Inventories..............................................................                  437,258              342,681
      Prepaid expenses and other current assets................................                   25,360               21,410
                                                                                      -------------------    -----------------
    Total current assets.......................................................                  532,650              430,678
      Property and equipment, net..............................................                  262,409              223,725
      Goodwill, net of accumulated amortization of $8,214
         at December 30, 2000 and $7,364 at January 1, 2000....................                   18,977               19,826
      Deferred charges and other noncurrent assets, net........................                    7,521                5,687
                                                                                      -------------------    -----------------
Total assets...................................................................                $ 821,557            $ 679,916
                                                                                      ===================    =================
Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable.........................................................                $ 183,473            $ 144,884
      Accrued expenses and other current liabilities...........................                  118,580              104,414
      Short-term borrowings ...................................................                    3,903                   --
                                                                                      -------------------    -----------------
    Total current liabilities..................................................                  305,956              249,298
      Deferred income taxes and other long-term liabilities....................                   56,607               46,656

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares authorized;
         none issued and outstanding...........................................                       --                   --
      Common stock, $0.01 par value; 135,000,000 shares authorized; 40,173,441 shares issued and 40,059,126  shares  outstanding at December 30, 2000;
         39,555,259 shares issued and 39,478,782  shares  outstanding at
         January 1, 2000.......................................................                      402                  396
      Additional paid-in capital...............................................                  231,547              220,751
      Retained earnings........................................................                  230,186              165,249
      Accumulated other comprehensive income ..................................                      289                   --
      Treasury stock, at cost, 114,315 shares at December 30, 2000 and 76,477
         shares at January 1, 2000.............................................                  (3,430)              (2,434)
                                                                                      -------------------    -----------------
    Total shareholders' equity.................................................                  458,994              383,962
                                                                                      -------------------    -----------------
Total liabilities and shareholders' equity.....................................                $ 821,557            $ 679,916
                                                                                      ===================    =================



See accompanying notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
                                                                                              Foreign
                                                Common Stock      Additional                  Currency
                                                ------------       Paid-in        Retained    Translation   Treasury
                                             Shares      Amount    Capital        Earnings    Adjustment      Stock     Total
----------------------------------------- ------------   -------  -----------     --------    ------------  --------  ----------
(in thousands, except number of shares)
Balance at December 31, 1997............   38,633,840      $386    $204,514         $75,135   $    --        $ --     $ 280,035
Net income..............................           --        --          --          38,062        --          --        38,062
Common stock issued under stock
   incentive plans......................      457,441         5       6,864              --        --          --         6,869
Purchase of treasury stock..............      (53,333)       --          --              --        --      (1,390)       (1,390)
                                           ------------   ------   -----------     ---------  ---------   ---------   -----------
Balance at December 31, 1998............   39,037,948       391     211,378         113,197        --      (1,390)      323,576
Net income..............................           --        --          --          52,052        --          --        52,052
Common stock issued under stock
   incentive plans......................      463,978         5       9,373              --        --          --         9,378
Purchase of treasury stock..............      (23,144)       --          --              --        --      (1,044)       (1,044)
                                           ------------   ------   -----------     ---------  ---------   ---------   -----------
Balance at January 1, 2000..............   39,478,782       396      220,751        165,249        --      (2,434)      383,962
Net income..............................           --        --           --         64,937        --          --        64,937
Currency translation adjustment.........           --        --           --             --       289          --           289
                                                                                                                      -----------
     Comprehensive earnings.............                                                                                 65,226
Common stock issued under stock
    incentive plans.....................      618,182         6        10,796            --        --          --        10,802
Purchase of treasury stock..............      (37,838)       --            --            --        --        (996)         (996)
                                           ------------   ------   -----------     ---------  ---------   ---------   -----------
Balance at December 30, 2000............   40,059,126      $402      $231,547      $230,186      $289     $(3,430)     $458,994
                                           ============   ======   ===========     =========  =========   =========   ===========


See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------- -- -------------------- -- ----------------- -- --------------------
                                                                December 30,            January 1,           December 31,
Fiscal Year Ended                                                   2000                   2000                  1998
--------------------------------------------------------- -- -------------------- -- ----------------- -- --------------------
Cash flows from operating activities:
   Net income..........................................                 $ 64,937             $ 52,052                $38,062
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization.....................                   32,422               26,521                 21,308
     Deferred income taxes.............................                    5,074                3,784                  2,502
     Loss on disposal of assets........................                      807                  868                  1,560
     Federal tax benefit from common stock
          issued under stock incentive plans...........                    4,480                4,669                  3,212
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable......                  (10,672)               1,978                 (9,050)
       Increase in inventories.........................                  (94,577)             (71,292)               (48,201)
       Increase in prepaid expenses and other
           current assets..............................                   (2,468)              (1,551)                (4,814)
       (Increase) decrease in deferred charges
          and other noncurrent assets..................                   (2,425)              (1,062)                   175
       Increase in accounts payable....................                    2,929               31,033                    472
       Increase (decrease) in accrued expenses
             and other liabilities.....................                   27,027               (5,618)                25,671
                                                             --------------------    -----------------    --------------------
   Net cash provided by operating activities...........                   27,534               41,382                 30,897
                                                             --------------------    -----------------    --------------------
Cash flows from investing activities:
   Additions to property and equipment.................                  (70,473)             (70,129)               (46,272)
                                                             --------------------    -----------------    --------------------
Cash flows from financing activities:
   Proceeds from common stock issued under
     stock incentive plans.............................                    6,322                4,709                  3,657
   Purchase of treasury stock..........................                     (996)              (1,044)                (1,390)
   Increase in short-term borrowings...................                    3,903                   --                     --
   Increase in book overdrafts.........................                   26,483               28,195                 15,864
                                                             --------------------    -----------------    --------------------
   Net cash provided by financing activities...........                   35,712               31,860                 18,131
                                                             --------------------    -----------------    --------------------
   Net (decrease) increase in cash and cash equivalents
                                                                          (7,227)               3,113                 2,756
   Cash and cash equivalents at beginning of
        year...........................................                   45,751               42,638                39,882
                                                             --------------------    -----------------    --------------------
Cash and cash equivalents at end of year...............                 $ 38,524             $ 45,751               $42,638
                                                             ====================    =================    ====================
Supplemental disclosure of cash flow information

Cash paid during the year for:
   Interest (net of amounts capitalized)...............                 $  2,500               $  747                $  727
   Income taxes........................................                 $ 25,102             $ 20,889              $ 16,756



See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Business

Linens 'n Things, Inc. and subsidiaries (collectively the "Company") operates in one segment, the retail industry, and had 283 stores in 40 states across the United States and three Provinces in Canada as of the fiscal year ended 2000. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include those of Linens 'n Things, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Fiscal Periods

     On December 15, 1999, the Board of Directors approved a change in the Company's fiscal year from a calendar year to a 52/53-week calendar year. Therefore, fiscal 2000 ended December 30, 2000 and fiscal 1999 ended January 1, 2000. Both fiscal 2000 and 1999 were 52 week periods. Fiscal 1998 was based on a calendar year which ended December 31, 1998.

     Earnings Per Share

     The Company presents earnings per share on a 'basic' and 'diluted' basis. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

     The weighted average number of shares outstanding for basic earnings per share were approximately 39,785,000 in fiscal 2000, 39,339,000 in fiscal 1999 and 38,895,000 in fiscal 1998. The weighted average number of shares outstanding for diluted earnings per share including the dilutive effects of stock options and deferred stock grants were approximately 40,712,000 in fiscal 2000, 40,907,000 in fiscal 1999 and 40,407,000 in fiscal 1998.

     Stock Based Compensation

     The Company grants stock options and restricted stock for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares at the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company accounts for stock option grants and restricted stock grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company does not recognize compensation expense for stock option grants but amortizes restricted stock grants at fair market value, over specified vesting periods.

     Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

     Cash and Cash Equivalents

     The Company's cash management program utilizes controlled disbursement accounts. Under this system, book overdrafts represent checks outstanding, which have been issued and have not cleared the Company's bank accounts at fiscal year end. Accordingly, all book overdraft balances have been reclassified to current liabilities. Cash equivalents are considered, in general, to be those securities with maturities of three months or less when purchased.

     Inventories

     Inventories consist of finished goods merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market, cost being determined by the retail inventory method of accounting.

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

     Impairment of Long-Lived Assets

     Long-lived assets, including fixed assets and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Deferred Charges

     Deferred charges, principally beneficial leasehold costs, are amortized on a straight-line basis, generally over the remaining life of the leasehold acquired.

     Goodwill

     The excess of acquisition costs over the fair value of net assets acquired is amortized on a straight-line basis not to exceed 40 years.

     Deferred Rent

     The Company accrues for scheduled rent increases contained in its leases on a straight-line basis over the non-cancelable lease term.

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

     Store Opening and Closing Costs

     New store opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the total lease obligation, less anticipated sublease rental income and related improvements and fixtures, is provided for in the year of closing.

     Advertising Costs

     The Company expenses the production costs of advertising at the commencement date of the advertisement. Advertising costs were $39.6 million, $35.6 million and $28.9 million for fiscal years 2000, 1999 and 1998, respectively.

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

     Reclassifications

     Certain   reclassifications   were  made  to  the  fiscal   1999  and  1998
     consolidated financial statements in order to conform to the fiscal 2000 presentation.

3.   Accounts Receivable, Net

                                          Fiscal Year Ended
Accounts  receivable,  net, consisted    ------------------
of the following (in thousands):         2000          1999
-------------------------------------- ---------- -- ----------
Credit and charge card receivables...     $9,489        $6,457
Due from landlords and vendors.......     20,934        13,172
Other, net of allowance.............       1,085         1,207
                                       ----------    ----------
                                        $ 31,508      $ 20,836

4.   Property and Equipment

                                        Fiscal Year Ended
  Property and equipment consisted
  of the following (in thousands):          2000         1999
  ------------------------------------------------------------
  Land                                    $  430      $   430
  Building...........................      4,760        4,760
  Furniture, fixtures and equipment..    283,608      226,810
  Leasehold improvements.............     83,480       74,320
  Computer software..................      9,905        7,829
                                     ------------ ------------
                                         382,183      314,149
  Less accumulated depreciation
      and amortization...............    119,774       90,424
                                     ------------ ------------
                                       $ 262,409    $ 223,725


5.   Accrued Expenses and Other Current Liabilities

                                          Fiscal Year Ended
Accrued  expenses  and other  current
liabilities    consisted    of    the       2000          1999
following (in thousands):
-------------------------------------- ---------- -- ----------
Income taxes payable.............       $ 22,403       $16,778
Other taxes payable..............         18,383        16,508
Salaries and employee benefits...         16,834        15,565
Other............................         60,960        55,563
                                       ----------    ----------
                                        $118,580      $104,414

6.   Short-Term Borrowing Arrangements

On October 20, 2000, the Company entered into a $140 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders, expiring October 20, 2003. The Credit Agreement also allows for up to $40 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. The Credit Agreement replaced the 1998 $90 million revolving line of credit which allowed for up to $25 million in borrowings from uncommitted lines of credit (the "1998 Credit Agreement"). Under the Credit Agreement, the amount of borrowings can be increased up to $150 million provided certain terms and conditions contained in the Credit Agreement are met. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement including a fixed rate plus LIBOR rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the end of fiscal 2000, the Company was in compliance with the terms of the Credit Agreement. At various times throughout fiscal 2000 and 1999, the Company borrowed against the Credit Agreement and the 1998 Credit Agreement for seasonal working capital needs. At the end of fiscal 2000, the Company had no borrowings under the Credit Agreement and $3.9 million of borrowings against the uncommitted lines of credit. In addition, as of December 30, 2000 and January 1, 2000, the Company had $10.7 million and $1.7 million, respectively, of letters of credit outstanding. The letters of credit were used to guarantee payment of certain insurance obligations and to secure a foreign line of credit. The Company is not obligated under any formal or informal compensating balance requirements.


7.   Deferred Income Taxes and Other Long-Term
     Liabilities

Deferred income taxes and other long-term liabilities consisted of the following (in thousands):

                                         Fiscal Year Ended
                                         -----------------
                                         2000          1999
------------------------------------- --------     ---------
Deferred income taxes............     $30,198       $23,642
Deferred rent....................      18,988        15,097
Other............................       7,421         7,917
                                      --------     ---------
                                      $56,607       $46,656


8.   Leases

The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2022. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales. Net rental expense for all operating leases was as follows (in thousands):

                                  Fiscal Year Ended
----------------------- --------------------------------------
                             2000           1999         1998
----------------------- ----------     ----------    ---------
Minimum rentals.....     $125,172       $101,575      $83,881
Contingent rentals..          151            212          139
                        ----------     ----------    ---------
                          125,323        101,787       84,020
Less sublease rentals         503            577          563
                        ----------     ----------    ---------
                         $124,820       $101,210      $83,457


At fiscal year end 2000, the future minimum rental payments required under operating leases and the future minimum sublease rentals excluding lease obligations for closed stores were as follows (in thousands):

Fiscal Year
--------------------------------------------- -------------
2001                                             $ 132,267
2002                                               132,898
2003                                               131,240
2004                                               128,572
2005                                               126,423
Thereafter................................       1,065,730
                                              -------------
                                                $1,717,130
                                              -------------
Total future minimum sublease rentals.....        $  8,257
                                              -------------

In addition, as of January 31, 2001, the Company had fully executed leases for 47 stores planned to open in fiscal 2001.

9.   Stock Incentive Plans

The Company has adopted the 2000 Stock Award and Incentive Plan (the "2000 Plan") and the Broad-Based Equity Plan (collectively, the "Plans"). The 2000 Plan provides for the granting of options, deferred stock grants and other stock-based awards (collectively, "awards") to key employees and non-officer directors. The 2000 Plan replaces both the Company's 1996 Incentive Compensation Plan (the "1996 Plan") and the 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). Therefore, no future awards will be made under the 1996 Plan and the Directors' Plan, although outstanding awards under the 1996 Plan and the Directors' Plan will continue to be in effect. Under the 2000 Plan, an aggregate of 2,000,000 shares (plus any shares under outstanding awards under the 1996
Plan and the Directors' Plan which become available for further grants) is available for issuance of awards. Under the Broad-Based Equity Plan a total of 4,000,000 shares are available for issuance of awards to regular full time employees (excluding any executive officers).

Stock options and grants under the Plans are awarded at the fair market value of the shares at the date of grant. The right to exercise options generally commences one to five years after, and generally expires ten years after, the grant date, provided the optionee or eligible director continues to be employed by, or remains in service as director to, the Company.

At fiscal year end 2000, 135,559 deferred stock grants were outstanding under the 1996 Plan and the Directors' Plan. During fiscal 2000, 67,608 grants were released, 15,601 grants were awarded and 400 grants were canceled under the 1996 Plan and the Directors' Plan.

At fiscal year end 2000, 97,127 deferred stock grants were outstanding under the 2000 Plan. During fiscal 2000, 11,860 grants were released, 108,987 grants were awarded and no grants were canceled under the 2000 Plan.

At fiscal year end 2000, 2,661,907 stock options were outstanding under the 1996 Plan. During fiscal 2000, 9,850 stock options were granted, 525,899 stock options were exercised, 62,676 stock options were canceled and 1,175,808 stock options were exercisable at fiscal year end 2000 under the 1996 Plan. At fiscal year end 2000, 54,800 stock options were outstanding under the Directors' Plan. During fiscal 2000, 8,000 stock options were granted, 11,550 stock options were exercised, 9,850 stock options were canceled and 36,600 stock options were exercisable at fiscal year end 2000 under the Directors' Plan.

At fiscal year end 2000, 472,500 stock options were outstanding under the 2000 Plan. During fiscal 2000, 472,500 stock options were granted, no stock options were exercised, no stock options were canceled and no stock options were exercisable at fiscal year end 2000 under the 2000 Plan.

At fiscal year end 2000, 603,835 stock options were outstanding under the Broad-Based Equity Plan. During fiscal 2000, 606,710 stock options were granted, no stock options were exercised, 2,875 stock options were canceled and no stock options were exercisable at fiscal year end 2000 under the Broad- Based Equity Plan.

The following tables summarize information about stock option transactions for the Plans, the 1996 Plan and the Directors' Plan:

                                   Number          Weighted-
                                     of             Average
                                   Shares        Exercise Price
----------------------------     -----------    ---------------
Balance at December 31, 1997      2,598,618             $10.47
Options granted                     853,708             $30.31
Options exercised                   378,611              $7.86
Options canceled                     91,882             $12.56
                                 -----------    ---------------
Balance at December 31, 1998      2,981,833             $16.39
                                 -----------    ---------------
Options granted                     785,450             $31.52
Options exercised                   390,038             $10.10
Options canceled                     68,413             $18.48
                                 -----------    ---------------
Balance at January 1, 2000        3,308,832             $20.71
                                 -----------    ---------------
Options granted                   1,097,060             $21.77
Options exercised                   537,449             $10.13
Options canceled                     75,401             $27.18
                                 -----------    ---------------
Balance at December 30, 2000      3,793,042             $22.43
                                 -----------    ---------------
Options Exercisable as of:
--------------------------
December 31, 1998                   720,616             $10.03
January 1, 2000                   1,055,448             $12.25
December 30, 2000                 1,212,408             $14.35


                            Options Outstanding
               -----------------------------------------------
                                Weighted-Average
                  Outstanding      Remaining    Weighted-Average
   Range of          as of        Contractual     Exercise
Exercise Price  December 30, 2000    Life           Price
--------------------------------------------------------------

$7.75  -$9.75            660,329   5.9 years       $ 7.78
$9.76  -$14.62            14,000   6.4 years       $12.45
$14.63-$19.50            501,174   6.9 years       $17.44
$19.51-$24.37          1,045,685   9.8 years       $21.44
$24.38-$29.25             64,309   6.4 years       $26.89
$29.26-$34.12          1,475,145   8.4 years       $30.82
$34.13-$39.00              7,850   8.5 years       $36.68
$39.01-$43.87             17,350   8.3 years       $40.21
$43.88-$48.75              7,200   8.3 years       $45.02
               -----------------------------------------------
     Total             3,793,042   8.1 years       $22.43
               ===============================================

                       Options Exercisable
               ------------------------------------
                Outstanding as
   Range of       Of December    Weighted-Average
Exercise Price     30, 2000       Exercise Price
-------------------------------- ------------------

$7.75  -$9.75           658,379       $ 7.77
$9.76  -$14.62            9,650       $12.54
$14.63-$19.50           346,341       $17.44
$19.51-$24.37               100       $20.23
$24.38-$29.25            31,909       $26.13
$29.26-$34.12           156,328       $30.84
$34.13-$39.00             2,575       $36.65
$39.01-$43.87             4,750       $40.16
$43.88-$48.75             2,376       $45.05
               ----------------- ------------------
     Total            1,212,408       $14.35
               ================= ==================


The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants:

Fiscal Year Ended                        2000    1999      1998
------------------------------------ --------- --------- ----------
Expected life (years)..........           6.0    4.5        4.5
Expected volatility............         55.0%     45.0%      45.0%
Risk-free interest rate........          5.1%      6.2%       4.7%
Expected dividend yield........          0.0%      0.0%       0.0%


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



                                             Fiscal Year Ended
------------------------------------------ -----------------------
(in millions, except per share data)         2000   1999     1998
------------------------------------------ ------- ------ --------
Net income:
     As reported.......................     $64.9  $52.1    $38.1
     Pro forma.........................     $59.8  $49.3    $36.2

Net income per share of common stock:
     Basic:
     As reported.......................     $1.63  $1.32    $0.98
     Pro forma.........................     $1.50  $1.25    $0.93
     Diluted:
     As reported.......................     $1.60  $1.27    $0.94
     Pro forma.........................     $1.47  $1.20    $0.89

------------------------------------------ ------- ------ --------

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

10.  Employee Benefit Plans

On December 1, 1996, the Company adopted a 401(k) savings plan. Company contributions to the plan amounted to approximately $2.2 million, $1.9 million and $1.7 million for fiscal years 2000, 1999 and 1998, respectively.

Effective  July 1, 1999,  the  Company  adopted a defined  benefit  Supplemental
Executive Retirement Plan ("SERP"). The SERP, which is funded with the cash surrender value of a life insurance policy, provides eligible executives with supplemental pension benefits, in addition to amounts received under the Company's other retirement plan. Under the terms of the SERP, upon termination of employment with the Company, eligible participants will be entitled to the benefit amount as defined under the SERP. The Company recorded expenses related to the SERP of approximately $34,000 for fiscal 2000 and $34,000 for fiscal 1999.

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):


Fiscal Year Ended                        2000          1999
------------------------------------ ---------    ----------
Deferred tax assets:
     Employee benefits..........       $6,806        $6,150
     Inventories................        5,596         5,460
     Other......................        2,720         2,154
                                     ---------    ----------
Total deferred tax assets.......       15,122        13,764

Deferred tax liabilities:
     Property and equipment.....       33,193        26,761
                                     ---------    ----------
Net deferred tax liability......      $18,071       $12,997

Based on the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred tax assets.

The provision for income taxes comprised the following for:

                                    Fiscal Year Ended
-------------------------- ------------------------------------
(in thousands):                2000          1999         1998
-------------------------- ---------    ----------    ---------
Current:
     U.S. Federal.....      $30,401       $25,449      $19,032
     U.S. State.......        3,868         3,224        2,399
     Non-U.S. ........          871            --           --
                           ---------    ----------    ---------
                             35,140        28,673       21,431
                           ---------    ----------    ---------
Deferred:
     U.S. Federal.....        4,572         3,328        2,148
     U.S. State.......          570           456          264
     Non-U.S. ........         (68)            --           --
                           ---------    ----------    ---------
                              5,074         3,784        2,412
                           ---------    ----------    ---------
Total                       $40,214       $32,457      $23,843

-------------------------- --------- -- ---------- -- ---------

The following is a reconciliation between the statutory Federal income tax rate and the effective rate for:

                                     Fiscal Year Ended
  -------------------------------------------------------------
                                2000          1999        1998
  -------------------------------------------------------------
  Effective tax rate.........  38.2%       38.4%         38.5%
  State income taxes, net of
    Federal benefit..........  (2.7)       (2.8)        (2.8)
  Goodwill...................  (0.3)       (0.4)        (0.5)
  Other......................  (0.2)       (0.2)        (0.2)
                             ----------  ----------  ----------
  Statutory Federal income
    tax rate.................  35.0%       35.0%         35.0%

  -------------------------------------------------------------

12.  Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is a defendant in a California state court litigation brought as a class action on behalf of certain managers of Company stores located in California seeking overtime pay as well as a claim for accrued vacation pay on behalf of certain former employees. In the event such claims for vacation pay are determined adversely to the Company, management of the Company does not believe such claims, if so adversely determined, would have a material adverse effect on the Company's financial position, liquidity or results of operations. At the present time, there has been no determination of the number of any actual class. Nor has there been any determination of the extent to which overtime pay may or may not be owed. Accordingly, the Company is not presently in a position to estimate with any degree of certainty, the range of potential exposure represented by this litigation.

13.  Summary of Quarterly Results (unaudited)

(in
thousands,
 except per       First     Second    Third    Fourth    Fiscal
share data)      Quarter   Quarter   Quarter  Quarter     Year
---------------- --------- --------- -------- --------- ----------
Net sales
2000 ..........  $326,976  $339,655  $410,371 $495,574  $1,572,576
1999 ..........   273,540   271,628  341,122   414,342  1,300,632

Gross profit
2000 ..........   128,301   139,683  166,086   209,201    643,271
1999 ..........   106,692   110,895  137,236   173,356    528,179

Net income
2000 ..........     5,055     6,947   18,406    34,529     64,937
1999 ..........     3,595     5,103   14,662    28,692     52,052

Net income per
share
Basic1
2000 ..........   $  0.13   $  0.18  $  0.46   $  0.86    $  1.63
1999 ..........
                     0.09      0.13     0.37      0.73       1.32

Diluted1
2000 ..........   $  0.13   $  0.17   $ 0.45    $ 0.84    $  1.60
1999 ..........
                     0.09     0.12      0.36      0.70       1.27
---------------- --------- --------- -------- --------- ----------

1 Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the fiscal year.

14.  Market Information  (unaudited)

The Company's common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. The Company has not paid a dividend on its common stock. The high and low trading price of the Company's common stock for each quarter is as follows:



For Fiscal 2000
                                            High     Low
                                            ----     ---
First Quarter............................$34 3/8    $17 15/16
Second Quarter........................... 35 15/16   23 3/16
Third Quarter............................ 36 3/8     23 7/8
Fourth Quarter........................... 33 1/2     20



For Fiscal 1999
                                            High     Low
                                            ----     ---
First Quarter............................$48 1/4    $34 3/16
Second Quarter........................... 52 1/16    37 5/8
Third Quarter............................ 49 1/2     30 5/8
Fourth Quarter........................... 41 7/16    22 7/16

At fiscal year end 2000, there were approximately 7,300 beneficial shareholders.

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

The Audit Committee of the Board of Directors, currently consisting solely of outside non-management directors, meets periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

KPMG LLP, certified public accountants, is engaged to audit the consolidated financial statements of the Company. Its Independent Auditors' Report, which is based on an audit made in conformity with generally accepted auditing standards, expresses an opinion as to the fair presentation of these financial statements.



/s/ Norman Axelrod
____________________________________
Norman Axelrod
Chairman and Chief Executive Officer




/s/ William T.  Giles
____________________________________
William T. Giles
Senior Vice President, Chief Financial Officer

January 31, 2001

Independent Auditors' Report
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited the accompanying consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linens 'n Things, Inc. and Subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.






/s/ KPMG LLP
________________________________
KPMG LLP

New York, New York
January 31, 2001