Form 10-Q
period 2001-03-31
LINENS N THINGS INC
filed 2001-05-14
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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
                                                Yes   X          No
                                                    -----           -----



Number of shares outstanding of the issuer's Common Stock:

             Class                     Outstanding at May 3, 2001
             -----                     --------------------------

Common Stock, $0.01 par value                  40,513,851

                                      INDEX


Part I.  Financial Information                                                          Page No.
                                                                                        --------
  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen Weeks Ended March 31, 2001
                 and April 1, 2000                                                            3

              Consolidated Balance Sheets as of March 31, 2001,
                 December 30, 2000 and April 1, 2000                                          4

              Consolidated Statements of Cash Flows for the
                 Thirteen Weeks Ended March 31, 2001
                 and April 1, 2000                                                            5

              Notes to Consolidated Financial Statements                                    6-7

              Independent Auditors' Review Report                                             8

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             9-11

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     11


Part II. Other Information

  Item 1.     Legal Proceedings                                                              12

  Item 6.     Exhibits and Reports on Form 8-K                                               12

              (a) Exhibit Index                                                              12

              (b) Reports on Form 8-K                                                        12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (unaudited)


                                                                     Thirteen Weeks Ended
                                                                --------------------------------
                                                                 March 31,          April 1,
                                                                    2001               2000
                                                                -------------     --------------
Net sales                                                           $379,245           $326,976

Cost of sales, including buying and distribution costs               228,543            198,675
                                                                -------------     --------------

Gross profit                                                         150,702            128,301

Selling, general and administrative expenses                         142,535            120,227
                                                                -------------     --------------

Operating profit                                                       8,167              8,074

Interest expense (income), net                                           570               (106)
                                                                -------------     --------------

Income before provision for income taxes                               7,597              8,180

Provision for income taxes                                             2,904              3,125
                                                                -------------     --------------

Net income                                                           $ 4,693            $ 5,055
                                                                =============     ==============

Per share of common stock:

Basic
   Net income                                                          $0.12              $0.13

   Weighted average shares outstanding                                40,335             39,482

Diluted
   Net income                                                          $0.11              $0.13

   Weighted average shares outstanding                                41,325             40,418




          See accompanying notes to consolidated financial statements.


                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                      March 31,            December 30,             April 1,
                                                                         2001                  2000                   2000
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)             (Audited)            (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                     $         3,502            $   38,524             $   13,938
      Accounts receivable, net                                               33,214                31,508                 19,599
      Inventories                                                           475,465               437,258                377,896
      Prepaid expenses and other current assets                              26,655                25,360                 23,214
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    538,836               532,650                434,647

    Property and equipment, net                                             271,531               262,409                231,399
    Goodwill, net                                                            18,764                18,977                 19,614
    Deferred charges and other noncurrent assets, net                         7,696                 7,521                  6,139
                                                                  -------------------    ------------------    -------------------

Total assets                                                        $       836,827            $  821,557             $  691,799
                                                                  ===================    ==================    ===================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                              $       190,296            $  183,473             $  172,204
      Accrued expenses and other current liabilities                         88,413               118,580                 80,812
      Short-term borrowings                                                  27,321                 3,903                    --
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               306,030               305,956                253,016

     Deferred income taxes and other long-term liabilities                   58,837                56,607                 49,579

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                            --                    --                     --

    Common stock, $0.01 par value; 135,000,000 shares authorized;
         40,622,506 shares issued and 40,508,191  outstanding at
         March 31, 2001; 40,173,441  shares issued and  40,059,126
         outstanding  at December 30,2000; and 39,561,938 shares
         issued and 39,485,461  outstanding at April 1, 2000                    406                   402                    396
    Additional paid-in capital                                              240,401               231,547                220,938
    Retained earnings                                                       234,879               230,186                170,304
    Accumulated other comprehensive income                                     (296)                  289                    --
    Treasury stock, at cost;  114,315 shares at March 31, 2001
         and December 30, 2000, and 76,477 at April 1, 2000                  (3,430)               (3,430)                (2,434)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              471,960               458,994                389,204
                                                                  -------------------    ------------------    -------------------

Total liabilities and shareholders' equity                          $       836,827            $  821,557             $  691,799
                                                                  ===================    ==================    ===================


          See accompanying notes to consolidated financial statements.


                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                     (unaudited)

                                                                            Thirteen Weeks Ended
                                                                  -----------------------------------------
                                                                      March 31,              April 1,
                                                                         2001                  2000
                                                                  -------------------    ------------------
Cash flows from operating activities:
Net income                                                                $   4,693             $   5,055
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                            9,394                 7,621
     Deferred income taxes                                                    1,398                   820
     Loss on disposal of assets                                                   3                    --
     Federal  tax  benefit  from common  stock  issued  under
       stock incentive plans                                                  3,979                    51
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                            (1,706)                1,237
       Increase in inventories                                              (38,207)              (35,215)
       Increase in prepaid expenses and other current assets                   (963)               (1,000)
       Increase in deferred charges and other
        noncurrent assets                                                      (321)                 (604)
       Increase in accounts payable                                           6,823                27,320
       Decrease in accrued expenses and other liabilities                   (30,263)              (22,303)
                                                                  -------------------    ------------------
   Net cash used in operating activities                                    (45,170)              (17,018)
                                                                  -------------------    ------------------
Cash flows from investing activities:
   Additions to property and equipment                                      (18,149)              (14,931)
                                                                  -------------------    ------------------
Cash flows from financing activities:
   Proceeds from common stock issued under stock incentive
     plans                                                                    4,879                   136
   Increase in short-term borrowings                                         23,418                    --
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                 28,297                   136
                                                                  -------------------    ------------------
   Net decrease in cash and cash equivalents                                (35,022)              (31,813)
   Cash and cash equivalents at beginning of period                          38,524                45,751
                                                                  -------------------    ------------------

Cash and cash equivalents at end of period                                $   3,502             $  13,938
                                                                  ===================    ==================



          See accompanying notes to consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 30, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and April 1, 2000 and the results of operations and cash flows for the respective thirteen weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 30, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The December 30, 2000 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.


2.  Short-Term Borrowing Arrangements

The Company has available a three-year, $140 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders expiring October 20, 2003. The Credit Agreement also allows for up to $40 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. Under the Credit Agreement, the amount of borrowings can be increased up to $150 million provided certain terms and conditions contained in the Credit Agreement are met. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement, including a fixed rate plus LIBOR rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of March 31, 2001, the Company was in compliance with the terms of the Credit Agreement. As of March 31, 2001, the Company had $20.0 million in borrowings under the Credit Agreement and $7.3 million in borrowings against the uncommitted lines of credit. In addition, as of March 31, 2001 the Company had $10.7 million of letters of credit outstanding. The letters of credit were used to guarantee certain insurance obligations and to secure a foreign line of credit.

3.  Recent Accounting Pronouncements

The Company was required to adopt Statement of Financial Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement was effective with the first quarter of fiscal years beginning after June 15, 2000. For the Company, implementation was required for the first quarter of fiscal 2001. The Company has determined that the implementation of SFAS No. 133 did not have a significant effect on its results of operations or financial position.

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

4.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2001 and April 1, 2000 is as follows:


                                                     March 31,       April 1,
                                                       2001            2000
                                                   -----------     -------------
Net income                                         $   4,693          $   5,005
Foreign currency translation adjustment                 (585)               --
                                                   -----------     -------------
Comprehensive income                               $   4,108          $   5,055
                                                   ===========     =============



5. Reclassification

Certain reclassifications were made to the fiscal 2000 consolidated financial statements in order to conform to the fiscal 2001 presentation.

                       Independent Auditors' Review Report



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of March 31, 2001 and April 1, 2000, and the related consolidated statements of operations and cash flows for the thirteen weeks ended March 31, 2001 and April 1, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of December 30, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 30, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP



New York, New York
April 18, 2001

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

Results of Operations

Thirteen Weeks Ended March 31, 2001 Compared with Thirteen Weeks Ended April 1, 2000


Net sales increased 16.0% to $379.2 million for the thirteen weeks ended March 31, 2001, up from $327.0 million for the same period last year, primarily as a result of new store openings since April 1, 2000. Comparable store net sales for the thirteen weeks ended March 31, 2001, declined 1.8% as compared with an increase of 3.3% for the same period last year. The decline in comparable store net sales can be attributed to a decline in consumer traffic due to a slowing economy and the consolidation of retailers within the Company's category.

During the thirteen weeks ended March 31, 2001, the Company opened 11 stores including one in Canada, and closed one store, compared with opening 12 stores and closing two stores during the same period last year. At March 31, 2001, the Company operated 293 stores, compared with 240 stores at April 1, 2000. Store square footage increased 23.6% to 10,238,000 at March 31, 2001 compared with 8,282,000 at April 1, 2000.

Gross profit for the thirteen weeks ended March 31, 2001 was $150.7 million, or 39.7% of net sales, compared with $128.3 million, or 39.2% of net sales, for the same period last year. The increase in gross profit was due primarily to improved mark-on as a result of product mix. In addition, logistics costs as a percentage of net sales were lower as compared to the same period last year, as the Company continues to leverage these costs through its centralized logistics network.

Selling, general and administrative expenses for the thirteen weeks ended March 31, 2001 were $142.5 million, or 37.6% of net sales, compared with $120.2 million, or 36.8% of net sales for the same period last year. The increase as a percentage of net sales is predominately due to the de-leveraging of occupancy costs, and to a lesser extent, store payroll costs. However, these expenses were partially offset by the leveraging of administrative expenses.

Operating profit for the thirteen weeks ended March 31, 2001 increased to $8.2 million, or 2.2% of net sales, compared with $8.1 million, or 2.5% of net sales, for the same period last year.

The Company was in a net borrowing position for the thirteen weeks ended March 31, 2001, compared to being in a net cash position for the same period in 2000. As a result, the Company incurred net interest expense of approximately $570,000 (including commitment fees in connection with the Company's Credit Agreement) for the thirteen weeks ended March 31, 2001, compared with earning net interest income of approximately $106,000 for the same period last year.

The Company's income tax expense for the thirteen weeks ended March 31, 2001 was approximately $2.9 million as compared with $3.1 million for the same period last year. The Company's effective tax rate was 38.2% for the thirteen weeks ended March 31, 2001 and April 1, 2000.

As a result of the factors described above, net income for the thirteen weeks ended March 31, 2001 was $4.7 million, or $0.11 per share on a fully diluted basis, compared with $5.1 million, or $0.13 per share on a fully diluted basis, for the same period last year.

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

The Company has available a $140 million senior revolving credit facility expiring October 20, 2003, which can be increased up to $150 million provided certain terms and conditions contained in the Credit Agreement are met. This agreement allows for up to $40 million in borrowings from uncommitted lines of credit.

Net cash used in operating activities for the thirteen weeks ended March 31, 2001 was $45.2 million compared with $17.0 million for the same period last year. The increase in cash used in operating activities was primarily due to the settlement of vendor payments outpacing inventory turnover.

Net cash used in investing activities during the thirteen weeks ended March 31, 2001 was $18.1 million compared with $14.9 million for the same period last year. The increase in net cash used in investing activities was due to capital expenditures related to incremental new store openings scheduled to occur in the first half of 2001 compared with the same period last year.

Net cash provided by financing activities during the thirteen weeks ended March 31, 2001 was $28.3 million compared with $136,000 for the same period last year. This increase was primarily the result of short-term borrowings of $27.3 million at the end of the thirteen weeks ended March 31, 2001 due to the increase in net cash used in operating activities.

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

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and have been identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend," "plan," "target" and similar statements or variations of such terms. All of our "outlook" information constitutes forward-looking information. All such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion, the impact of the bankruptcies and consolidations in our industry, and the impact of a slowing consumer economy. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form
S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

In the normal course of operations, the Company is exposed to market risk arising from adverse changes in interest rates. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. The Company does not hedge these interest rate risks. As of March 31, 2001, the Company had $20.0 million in borrowings under the Credit Agreement and $7.3 million in borrowings against the uncommitted lines of credit at a variable rate.

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

The Company is a defendant in a California state court litigation brought as a class action on behalf of certain managers of Company stores located in California seeking overtime pay as well as a claim for accrued vacation pay on behalf of certain former employees. In the event such claims for vacation pay are determined adversely to the Company, management of the Company does not believe that such claims if so adversely determined, would have a material adverse effect on the Company's financial position, liquidity or results of operations. On April 2, 2001, the managers were granted class certification status for the overtime pay claims. The class of approximately 480 managers consists of all current and former employees of Linens 'n Things in the State of California, holding the position of salaried manager designated by Linens 'n Things as a Department Manager, Merchandise Manager, Assistant Merchandise Manager or Receiving Manager (also known as Flow/Ops Manager) at any time on or after February 17, 1996 until April 2, 2001. There has been no determination of the extent to which overtime pay may or may not be owed. The Company is proceeding to defend the overtime claims on the merits and to evaluate potential exposure.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

          Exhibit
          Number  Description
          ------  -----------

          11      Computation of Net Income Per Common Share
          15      Letter re unaudited interim financial information




(b)      Reports on Form 8-K:


          The Company filed a Current Report on Form 8-K dated March 29, 2001, concerning the Employment Agreements with certain executive officers of the Company.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LINENS 'N THINGS, INC.
                          (Registrant)


                               WILLIAM T. GILES
                          By:
                               -------------------------------------------
                               William T. Giles
                               Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)
Date:  May 14, 2001