Form 10-Q
period 2001-06-30
LINENS N THINGS INC
filed 2001-08-14
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

Commission File Number          1-12381

Linens ’n Things, Inc.

(Exact Name of Registrant as specified in its charter)

                                Delaware                                                           22-3463939

(State or other jurisdiction of incorporation)                                              (I.R.S. Employer Identification Number)

6 Brighton Road, Clifton, New Jersey             07015

(Address of principal executive offices)                                                       (Zip Code)

(Registrant's telephone number, including area code)                                 (973) 778-1300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                        Yes   X                               No

Number of shares outstanding of the issuer's Common Stock:

                        Class                                                                    Outstanding at August 3, 2001

                 Common Stock, $0.01 par value                                                         40,530,473

                                                               INDEX
                                                               -----

Part I.  Financial Information                                                          Page No.
                                                                                        --------

  Item 1.     Financial Statements

              Consolidated Statements of Operations for the
                 Thirteen and Twenty-Six Weeks Ended June 30, 2001
                 and July 1, 2000                                                             3

              Consolidated Balance Sheets as of June 30, 2001
                 December 30, 2000 and July 1, 2000                                           4

              Consolidated Statements of Cash Flows for the
                 Twenty-Six Weeks Ended June 30, 2001
                 and July 1, 2000                                                             5

              Notes to Consolidated Financial Statements                                    6-8

              Independent Auditors' Review Report                                             9

  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                            10-13

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     13

Part II. Other Information

  Item 1.     Legal Proceedings                                                              13

  Item 4.     Submission of Matters to a Vote of Security Holders                            14

  Item 6.     Exhibits and Reports on Form 8-K                                               14

              (a) Exhibit Index                                                              14

              (b) Reports on Form 8-K                                                        14

                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                              LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                            (Unaudited)

                                                                 Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                            --------------------------------    ----------------------------------
                                                              June 30,           July 1,          June 30,            July 1,
                                                                2001              2000              2001                2000
                                                            -------------     --------------    --------------    ----------------

Net sales                                                       $387,715           $339,655          $766,960             $666,631
Cost of sales, including buying and distribution costs           225,554            199,972           454,097              398,647
                                                            -------------     --------------    --------------    ----------------
Gross profit                                                     162,161            139,683           312,863              267,984
Selling, general and administrative expenses                     153,562            127,743           296,097              247,970
Litigation provision                                               4,000                  -             4,000                    -
                                                            =============     ==============    =============     ================
Operating profit                                                   4,599             11,940            12,766               20,014
   Interest income                                                     -                (1)              (26)                (167)
   Interest expense                                                1,187                667             1,783                  727
                                                            -------------     --------------    -------------     ----------------
Interest expense, net                                              1,187                666             1,757                  560
                                                            =============     ==============    =============     ================
Income before provision for income taxes                           3,412             11,274            11,009               19,454
Provision for income taxes                                         1,303              4,327             4,206                7,452
                                                            -------------     --------------    --------------    ----------------
Net income                                                        $2,109             $6,947           $6,803              $12,002
                                                            =============     ==============    =============     ================
Basic earnings per share                                           $0.05              $0.18            $0.17                $0.30
                                                            =============     ==============    =============     ================
Diluted earnings per share                                         $0.05              $0.17            $0.16                $0.30
                                                            =============     ==============    =============     ================

                                    See accompanying notes to consolidated financial statements.

                                              LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                       June 30,            December 30,             July 1,
                                                                         2001                  2000                   2000
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)             (Audited)            (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                          $    7,656            $  38,524              $    6,608
      Accounts receivable, net                                               27,023               31,508                  19,674
      Inventories                                                           520,334              437,258                 426,455
      Prepaid expenses and other current assets                              30,653               25,360                  25,382
                                                                         ------------          ------------           ------------
    Total current assets                                                    585,666              532,650                 478,119

    Property and equipment, net                                             300,564              262,409                 241,060
    Goodwill, net                                                            18,552               18,977                  19,402
    Deferred charges and other noncurrent assets, net                         7,491                7,521                   6,010
                                                                         ------------          ------------           ------------
Total assets                                                             $  912,273            $ 821,557              $  744,591
                                                                         ============          ============           ============
Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                                   $  206,866            $ 183,473              $  192,891
      Accrued expenses and other current liabilities                         98,997              118,580                  84,801
      Short-term borrowings                                                  70,050                3,903                  14,500
                                                                         ------------          ------------           ------------
    Total current liabilities                                               375,913              305,956                 292,192

     Deferred income taxes and other long-term liabilities                   61,727               56,607                  51,776

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                            --                    --                     --

          Common stock, $0.01 par value;
         135,000,000 shares authorized; 40,644,166 shares
         issued and 40,527,473 shares outstanding at June 30,
         2001; 40,173,441 shares issued and 40,059,126 shares
         outstanding at December 30, 2000; and 39,842,595
         shares issued and 39,766,118 shares outstanding at
         July 1, 2000
                                                                                406                  402                     398
      Additional paid-in capital                                            240,842              231,547                 225,574
      Retained earnings                                                     236,989              230,186                 177,251
        Accumulated other comprehensive income                                  (92)                 289                    (166)
        Treasury stock, at cost; 116,693 shares at
         June 30, 2001, 114,315 shares at December 30, 2000 and
         76,477 shares at July 1, 2000                                       (3,512)              (3,430)                 (2,434)
                                                                         ------------          ------------           ------------
    Total shareholders' equity                                              474,633              458,994                 400,623
                                                                         ------------          ------------           ------------

Total liabilities and shareholders' equity                               $  912,273            $ 821,557              $  744,591
                                                                         ============          ============           ============

                                    See accompanying notes to consolidated financial statements.

                                              LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                           Twenty-Six Weeks Ended
                                                                  -----------------------------------------
                                                                       June 30,               July 1,
                                                                         2001                  2000
                                                                  -------------------    ------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                               $    6,803             $  12,002
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                           19,104                15,598
     Deferred income taxes                                                    1,967                 1,778
     Loss on disposal of assets                                                  64                   791
     Federal tax benefit from common stock issued under
       stock incentive plans                                                  4,098                 2,205
     Changes  in assets  and  liabilities,  net of effects of
       foreign currency translation:
       Decrease in accounts receivable, net                                   4,480                 1,162
       Increase in inventories                                              (83,147)              (83,774)
       Increase in prepaid expenses
            and other current assets                                         (3,672)               (2,387)
       Increase in deferred charges and other
        noncurrent assets                                                      (144)                 (620)
       Increase in accounts payable                                          23,428                48,007
       Decrease  in  accrued   expenses  and  other   current
        liabilities                                                         (18,493)              (17,856)
                                                                         ------------           ----------
   Net cash used in operating activities                                    (45,512)              (23,094)
                                                                         ------------           -----------
Cash flows from investing activities:
   Additions to property and equipment                                      (56,663)              (33,003)
                                                                         ------------           -----------
Cash flows from financing activities:
Increase in short-term borrowings                                            66,152                14,500
Proceeds from common stock issued under stock
   incentive plans                                                            5,202                 2,454
Increase in treasury stock                                                      (82)                   --
                                                                         ------------           -----------
   Net cash provided by financing activities                                 71,272                16,954
                                                                         ------------           -----------
Effect of exchange rate changes on cash and
    cash equivalents                                                             35                    --
                                                                         ------------           -----------
   Net decrease in cash and cash equivalents                                (30,868)              (39,143)

   Cash and cash equivalents at beginning of period                          38,524                45,751
                                                                         ------------           -----------
Cash and cash equivalents at end of period                               $    7,656             $   6,608
                                                                         ============           ===========

                                    See accompanying notes to consolidated financial statements.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying consolidated financial statements, except for the December 30, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals and items discussed in Note 6) necessary to present fairly the financial position of the Company as of June 30, 2001 and July 1, 2000 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2000, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The December 30, 2000 consolidated balance sheet amounts have been derived from the Company’s audited consolidated balance sheet amounts.

2.  Earnings Per Share

The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                                     Periods ended June 30, 2001
                                                                      (in thousands, except EPS)
                                                  Thirteen week period                          Twenty-six week period
                                        --------------------------------------------    ------------------------------------------
                                         Income         Shares            EPS            Income         Shares           EPS
                                        ------------   ------------    -------------    ------------    -----------     ----------
Basic                                     $2,109         40,522            $0.05          $6,803         40,428          $0.17

Effect of outstanding stock options
 and deferred stock grants                    --            752                               --            871
                                        ------------   ------------    -------------    ------------    -----------     ----------

Diluted                                   $2,109         41,274            $0.05          $6,803         41,299          $0.16
                                        ============   ============    =============    ============    ===========     ==========

                                                                     Periods ended July 1, 2000
                                                                     (in thousands, except EPS)
                                                 Thirteen week period                          Twenty-six week period
                                       --------------------------------------------    -------------------------------------------
                                        Income          Shares           EPS            Income          Shares           EPS
                                       ------------    ------------    ------------    -------------    -----------     ----------
Basic                                    $6,947          39,672           $0.18          $12,002         39,577          $0.30

Effect of outstanding stock options
 and deferred stock grants                   --             949                               --            942
                                       ------------    ------------    ------------    -------------    -----------     ----------

Diluted                                  $6,947          40,621           $0.17          $12,002         40,519          $0.30
                                       ============    ============    ============    =============    ===========     ==========

Options for which the exercise price was greater than the average market price of common shares for the period were not included in the computation of diluted earnings per share. These consisted of options totaling 163,864 shares and 160,566 shares for the thirteen weeks and 87,316 shares and 379,888 shares for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively.

3.  Short-Term Borrowing Arrangements

The Company has available a three-year, $140 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders expiring October 20, 2003. The Credit Agreement also allows for up to $40 million of borrowings from uncommitted lines of credit outside of the Credit Agreement. Under the Credit Agreement, the amount of borrowings can be increased up to $150 million provided certain terms and conditions contained in the Credit Agreement are met. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed rate plus LIBOR based rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of June 30, 2001, the Company was in compliance with its covenants under the Credit Agreement. In addition, the Credit Agreement contains a covenant that limits the amount of cash dividends. According to this covenant, the amount of dividends shall not exceed the sum of $50 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending September 30, 2000. However, the Company has never made any dividend payments. As of June 30, 2001, the Company had $60.0 million in borrowings under the Credit Agreement and $10.1 million in borrowings against the uncommitted lines of credit at a weighted average interest rate of 5.3%. The Company also had $20.1 million of letters of credit outstanding as of June 30, 2001, which were primarily used for merchandise purchases.

4.  Comprehensive Income

Comprehensive income for the thirteen weeks and twenty-six weeks ended June 30, 2001 and July 1, 2000 is as follows:

                                                           Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                             June 30, July 1,                         June 30, July 1,
                                                                 2001 2000                               2001 2000
                                                     -------------------------------------     ----------------------------------
Comprehensive Income:
Net Income                                           $2,109                $6,947              $6,803                $12,002
Other comprehensive income/(loss)--
    Foreign currency translation adjustment             204                  (166)               (381)                  (166)
                                                     -------------------------------------     ----------------------------------
Comprehensive income                                 $2,313                $6,781              $6,422                $11,836
                                                     =====================================     ==================================

5.  Recent Accounting Pronouncements

The Company has adopted Statement of Financial Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement was effective the first quarter of fiscal years beginning after June 15, 2000. For the Company, implementation was required for the first quarter of fiscal 2001. The Company has determined the implementation of SFAS No. 133 did not have a significant effect on its results of operations or financial position.

At a recent FASB Emerging Issues Task Force (“EITF”) meeting, a consensus was reached with respect to the issue of “Accounting for Certain Sales Incentives,” including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. In April 2001, the EITF delayed the effective date for this consensus to 2002. The Company already includes such sales incentives against sales and records free merchandise in cost of goods sold as required by the new EITF consensus.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which supercedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company has determined that the implementation of SFAS No. 141 did not have a significant effect on its results of operations or financial position.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), which supercedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 eliminated the current requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the amortization of intangible assets with finite useful lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is required for fiscal years beginning after December 15, 2001. The Company is currently assessing SFAS No.142 and has not yet determined its impact to the Company’s consolidated financial statements.

6.  Litigation

The Company is a defendant in a California state court litigation brought as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, as well as a separate claim for accrued vacation pay on behalf of certain former employees. On April 2, 2001, the managers were granted class certification status for the overtime pay claims. On August 3, 2001 the plaintiffs in this case filed an Offer to Compromise with the court. Based upon this Offer to Compromise, the Company has recorded a one-time charge of $4.0 million in the second quarter of fiscal 2001 related to these wage claims. The Company does not admit any liability with regard to such class action and continues to defend the matter. While the Company believes that the final outcome in such litigation will not exceed provisions already established, the Company can provide no assurance to that effect.

7.  Reclassification

Certain reclassifications were made to the fiscal 2000 consolidated financial statements in order to conform to the fiscal year 2001 presentation.

Independent Auditors' Review Report

The Board of Directors and Shareholders
Linens ’n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens ’n Things, Inc. and Subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related consolidated statements of cash flows for the twenty-six week periods ended June 30, 2001 and July 1, 2000. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America the consolidated balance sheet of Linens ’n Things, Inc. and Subsidiaries as of December 30, 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
July 18, 2001

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.

Results of Operations

Thirteen Weeks Ended June 30, 2001 Compared With Thirteen Weeks Ended July 1, 2000

Net sales increased 14.1% to $387.7 million for the thirteen weeks ended June 30, 2001, up from $339.7 million for the same period in 2000, primarily as a result of new store openings since July 1, 2000. Comparable store net sales for the thirteen weeks ended June 30, 2001 declined 3.6% as compared with an increase of 5.7% for the same period last year. The decline in comparable store net sales can be primarily attributed to a decline in consumer traffic due to the slowing economy.

During the thirteen weeks ended June 30, 2001, the Company opened 12 stores and closed one store, compared with opening 5 stores and closing one store during the same period last year. At June 30, 2001, the Company operated 304 stores, compared with 244 stores at July 1, 2000. Store square footage increased 26.6% to 10,696,000 at June 30, 2001 compared with 8,451,000 at July 1, 2000.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended June 30, 2001 was $162.2 million, or 41.8% of net sales, compared with $139.7 million, or 41.1% of net sales, for the same period last year. The increase in gross profit as a percent of net sales was principally due to improved mark-on as a result of product mix. In addition, freight expense as a percentage of net sales declined from the prior year as a result of a reduction in the volume of inventory receipts in response to sales trends.

The Company’s selling, general and administrative (“SG&A”) expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. For the thirteen weeks ended June 30, 2001, SG&A expenses were $153.6 million, or 39.6% of net sales, compared with $127.7 million, or 37.6% of net sales, for the same period last year. The increase as a percentage of net sales is primarily due to the de-leveraging of occupancy costs. Occupancy costs for the quarter increased as a percent of net sales versus the same period last year, which reflects the decline in comparable store net sales along with the opening of 63 stores since July 1, 2000. In addition, advertising expenses as a percentage of net sales increased compared with the same period last year due to a slight increase in promotional activity. These expenses were partially offset by the leveraging of corporate office expenses.

The Company recorded a one-time charge of $4.0 million in the second quarter of fiscal 2001 in connection with the claims arising in a class action lawsuit in California regarding overtime pay, as well as a separate claim for accrued vacation pay on behalf of certain former employees. While the Company believes that the final outcome in such litigation will not exceed provisions already established, the Company can provide no assurance to that effect.

Operating profit for the thirteen weeks ended June 30, 2001 was $4.6 million, or 1.2% of net sales, compared with $11.9 million, or 3.5% of net sales, for the same period last year.

The Company incurred net interest expense of $1.2 million (including amortization of commitment fees in connection with the Company’s $140 million Credit Agreement) for the thirteen weeks ended June 30, 2001, compared with $0.7 million for the same period in 2000. The increase in net interest expense is mainly attributed to an increase in short-term borrowings to fund the Company’s operations.

The Company’s income tax expense for the thirteen weeks ended June 30, 2001 was $1.3 million compared with $4.3 million for the same period last year. The Company’s effective tax rate was 38.2% for the thirteen weeks ended June 30, 2001 compared with 38.4% for the same period last year.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net income for the thirteen weeks ended June 30, 2001 was $2.1 million, or $0.05 per share on a diluted basis, compared with $6.9 million, or $0.17 per share on a diluted basis, for the same period last year.

Twenty-Six Weeks Ended June 30, 2001 Compared With Twenty-Six Weeks Ended July 1, 2000

Net sales increased 15.1% to $767.0 million for the twenty-six weeks ended June 30, 2001, up from $666.6 million for the same period in 2000, primarily as a result of new store openings since July 1, 2000. Comparable store net sales for the twenty-six weeks ended June 30, 2001 declined 2.7% as compared with an increase of 4.5% for the same period last year. The decline in comparable store net sales can be primarily attributed to a decline in consumer traffic due to the slowing economy.

During the twenty-six weeks ended June 30, 2001, the Company opened 23 stores and closed 2 stores, compared with opening 17 stores and closing 3 stores during the same period last year.

Gross profit for the twenty-six weeks ended June 30, 2001 was $312.9 million, or 40.8% of net sales, compared with $268.0 million, or 40.2% of net sales, for the same period last year. The increase in gross profit as a percent of net sales was principally due to improved mark-on as a result of product mix. In addition, freight expense as a percentage of net sales declined from the prior year as a result of a reduction in the volume of inventory receipts in response to sales trends.

SG&A expenses for the twenty-six weeks ended June 30, 2001 were $296.1 million, or 38.6% of net sales, compared with $248.0 million, or 37.2% of net sales, for the same period last year. The increase as a percentage of net sales is primarily due to the de-leveraging of occupancy costs. Occupancy costs as a percent of net sales increased versus the same period last year, which reflects the decline in comparable store net sales along with the opening of 63 stores since July 1, 2000. In addition, advertising expenses as a percentage of net sales increased compared to the same period last year as a result of a slight increase in promotional activity. These expenses were partially offset by the leverage of corporate office expenses.

The Company recorded a one-time charge of $4.0 million in the second quarter of fiscal 2001 in connection with the claims arising in a class action lawsuit in California regarding overtime pay, as well as a separate claim for accrued vacation pay on behalf of certain former employees. While the Company believes that the final outcome in such litigation will not exceed provisions already established, the Company can provide no assurance to that effect.

Operating profit for the twenty-six weeks ended June 30, 2001 was $12.8 million, or 1.7% of net sales, compared with $20.0 million, or 3.0% of net sales, for the same period last year.

The Company incurred net interest expense of $1.8 million (including amortization of commitment fees in connection with the Company’s $140 million Credit Agreement) for the twenty-six weeks ended June 30, 2001, compared with $0.6 million for the same period in 2000. The increase in net interest expense is mainly attributed to an increase in short-term borrowings to fund the Company’s operations.

The Company’s income tax expense for the twenty-six weeks ended June 30, 2001 was $4.2 million compared with $7.5 million for the same period last year. The Company’s effective tax rate was 38.2% for the twenty-six weeks ending June 30, 2001, compared with 38.3% for the same period last year.

Net income for the twenty-six weeks ended June 30, 2001 was $6.8 million, or $0.16 per share on a diluted basis, compared with $12.0 million, or $0.30 per share on a diluted basis, for the same period last year.

LINENS 'N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Capital Resources

The Company’s capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $140 million senior revolving credit facility expiring October 20, 2003, which can be increased up to $150 million provided certain terms and conditions contained in the Credit Agreement are met. This agreement allows for up to $40 million in borrowings from uncommitted lines of credit.

Net cash used in operating activities for the twenty-six weeks ended June 30, 2001 was $45.5 million compared with $23.1 million for the same period last year. The increase in cash used in operating activities was primarily due to the timing of vendor payments impacted by a slight decline in inventory turn.

Net cash used in investing activities during the twenty-six weeks ended June 30, 2001 was $56.7 million compared with $33.0 million for the same period last year. The increase in net cash used in investing activities was due to capital expenditures related to incremental new stores opened and scheduled to open in fiscal 2001 compared with the same period last year.

Net cash provided by financing activities during the twenty-six weeks ended June 30, 2001 was $71.3 million compared with $17.0 million for the same period last year. This increase in net cash provided by financing activities was primarily the result of an increase in short-term borrowings to fund the Company’s operations.

Management currently believes that the Company’s cash flows from operations, credit extended by suppliers, the revolving credit facility and the uncommitted lines of credit will be sufficient to fund anticipated capital expenditures and working capital requirements in the foreseeable future.

Inflation

The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

Seasonality

The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and net income for the year during the third and fourth quarters. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and have been identified as such forward-looking terminology as “expect”, “believe”, “may”, “will”, “intend”, “plan”, “target” and similar statements of variations of such terms. All of our “outlook” information constitutes forward-looking information. All such forward-looking statements are based on our current expectations, assumptions, estimates and projections about the Company and involve certain significant risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishing retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion, the impact of bankruptcies and consolidations in our industry, and the impact of the

LINENS 'N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

slowing consumer economy. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or charges in other factors affecting such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and short-term borrowings. The Company’s obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed rate plus LIBOR based rate. The Company believes that its interest rate risk is minimal as a hypothetical 10 percent increase or decrease in interest rates in the associated debt’s variable rate would not materially affect the Company’s results from operations and cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated eight stores in Canada as of June 30, 2001. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations and cash flow.

Since fiscal year end 2000, there have been no material changes in market risk exposures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -

The Company is a defendant in a California state court litigation brought as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, as well as a separate claim for accrued vacation pay on behalf of certain former employees. On April 2, 2001, the managers were granted class certification status for the overtime pay claims. On August 3, 2001 the plaintiffs in this case filed an Offer to Compromise with the court. Based upon this Offer to Compromise, the Company has recorded a one-time charge of $4.0 million in the second quarter of fiscal 2001 related to these wage claims. The Company does not admit any liability with regard to such class action and continues to defend the matter. While the Company believes that the final outcome in such litigation will not exceed provisions already established, the Company can provide no assurance to that effect.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 2, 2001 the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Stanley P. Goldstein was re-elected as director of the Company, with 36,019,154 shares voted for and 4,409,695 shares withheld. Directors whose term of office continued following the meeting were: Norman Axelrod, Philip E. Beekman, Harold F. Compton and Morton E. Handel.

Item 6.  Exhibits and Reports on Form 8-K

     (a)          EXHIBIT INDEX

                      Exhibit
                    Number                          Description

                            15                             Letter re unaudited interim financial information

     (b)          Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated August 10, 2001, concerning an employment agreement with a certain executive officer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     LINENS ’N THINGS, INC.
                                                                              (Registrant)

                                                                By:    WILLIAM T. GILES
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

Date:    August 14, 2001