Form 10-Q
period 2001-09-29
LINENS N THINGS INC
filed 2001-11-13
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2001

1-12381
Commission File Number

Linens ’n Things, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	22-3463939
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

6 Brighton Road, Clifton, New Jersey	07015
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telphone number, including area code	(973) 778-1300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at November 6, 2001
Common Stock, $0.01 par value	40,617,437

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weekds Ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	3

Consolidated Balance Sheets as of September 29, 2001 (unaudited), December 30, 2000 and September 30, 2000 (unaudited)	4

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	5

Notes to Consolidated Financial Statements	6-8

Independent Auditors' Review Report	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13-14

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

(a) Exhibit Index	14

(b) Reports on Form 8-K	14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                              LINENS ’N THINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                            (Unaudited)

                                                Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                           ----------------------------------    ------------------------------------
                                           September 29,       September 30,       September 29,       September 30,
                                                2001                 2000               2001                2000
                                           --------------     ---------------    ----------------    ----------------

Net sales                                      $ 468,944           $ 410,371          $1,235,904          $1,077,002

Cost of sales, including buying and
 warehousing costs                               278,710             244,285             732,807             642,932
                                           --------------     ---------------    ----------------    ----------------

Gross profit                                     190,234             166,086             503,097             434,070

Selling, general and administrative
 expenses                                        165,398             135,576             461,495             383,546

Litigation provision                                   -                   -               4,000                   -
                                           --------------     ---------------    ----------------    ----------------
Operating profit                                  24,836              30,510              37,602              50,524

   Interest income                                     -                   -                (26)               (167)
   Interest expense                                1,045                 663               2,828               1,390
                                           --------------     ---------------    ----------------    ----------------
Interest expense, net                              1,045                 663               2,802               1,223
                                           --------------     ---------------    ----------------    ----------------

Income before provision for income taxes          23,791              29,847              34,800              49,301

Provision for income taxes                         9,086              11,441              13,293              18,893
                                           --------------     ---------------    ----------------    ----------------
Net income                                      $ 14,705            $ 18,406            $ 21,507           $ 30,408
                                           ==============    ================    ================    ===============
Per share of common stock:

Basic
-----
   Net income per share                            $0.36               $0.46               $0.53              $0.77

   Weighted average shares outstanding            40,555              39,965              40,471             39,706

Diluted
-------
   Net income per share                            $0.36               $0.45               $0.52              $0.75

   Weighted average shares outstanding            41,099              40,811              41,232             40,616

See accompanying notes to consolidated financial statements.

                                              LINENS ’N THINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                     September 29,         December 30,         September 30,
                                                                         2001                  2000                 2000
                                                                   ------------------    -----------------    ------------------
                                                                      (Unaudited)                                (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                            $   8,633            $  38,524             $   6,039
      Accounts receivable, net                                                38,371               31,508                26,489
      Inventories                                                            561,504              437,258               475,224
      Prepaid expenses and other current assets                               34,103               25,360                23,816
                                                                   ------------------    -----------------    ------------------
    Total current assets                                                     642,611              532,650               531,568

    Property and equipment, net                                              310,962              262,409               260,990
    Goodwill, net                                                             18,339               18,977                19,189
    Deferred charges and other noncurrent assets, net                          9,298                7,521                 6,898
                                                                   ------------------    -----------------    ------------------

Total assets                                                               $ 981,210           $  821,557             $ 818,645
                                                                   ==================    =================    ==================

Liabilities and Shareholders’ Equity
    Current liabilities:
      Accounts payable                                                     $ 227,626           $  183,473             $ 216,987
      Accrued expenses and other current liabilities                         120,501              118,580               109,800
      Short-term borrowings                                                   76,611                3,903                15,100
                                                                   ------------------    -----------------    ------------------
    Total current liabilities                                                424,738              305,956               341,887

     Deferred income taxes and other long-term liabilities                    66,782               56,607                54,518

    Shareholders’ equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                              --                  --                     --

    Common stock, $0.01 par value; 135,000,000
      shares authorized; 40,848,324 shares issued
      and 40,604,655 shares outstanding at
      September 29, 2001; 40,173,441 shares issued
      and 40,059,126 shares outstanding at December 30,
      2000; 40,074,906 shares issued and
      39,968,429 shares outstanding at September 30, 2000                        408                  402                   401

    Additional paid-in capital                                               244,791             231,547                229,738
    Retained earnings                                                        251,693             230,186                195,657
    Accumulated other comprehensive (loss) income                               (335)                289                   (308)
    Treasury stock, at cost, 243,669 shares at
       September 29, 2001; 114,315 shares at
       December 30, 2000; and 106,477 shares at
       September 30, 2000                                                     (6,867)             (3,430)                (3,248)
                                                                   ------------------    -----------------    ------------------
    Total shareholders’ equity                                               489,690             458,994                422,240
                                                                   ------------------    -----------------    ------------------

Total liabilities and shareholders’ equity                                 $ 981,210           $ 821,557              $ 818,645
                                                                   ==================    =================    ==================

See accompanying notes to consolidated financial statements.

                                              LINENS ’N THINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                          Thirty-Nine Weeks Ended
                                                                  -----------------------------------------
                                                                    September 29,            September 30,
                                                                          2001                   2000
                                                                  -------------------    ------------------
                                                                                 (Unaudited)
Cash flows from operating activities:
-------------------------------------

Net income                                                                 $  21,507             $  30,408
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
     Depreciation and amortization                                            29,233                23,800
     Deferred income taxes                                                     4,561                 2,524
     Loss on disposal of assets                                                  841                   791
     Federal tax benefit from common stock
       exercised under stock incentive plans                                   3,650                 2,776
     Changes in assets and liabilities:
       Increase in accounts receivable, net                                   (6,888)               (5,654)
       Increase in inventories                                              (125,018)             (132,638)
       (Increase) decrease in prepaid expenses and
            other current assets                                              (7,663)                   40
       Increase in deferred charges                                           (2,136)               (1,680)
       Increase in accounts payable                                           44,318                72,143
       Increase in accrued expenses and other liabilities                      6,477                 8,305
                                                                  -------------------    ------------------
   Net cash (used in) provided by operating activities                       (31,118)                  815
                                                                  -------------------    ------------------
Cash flows from investing activities:
-------------------------------------

   Additions to property and equipment                                       (77,994)              (61,002)
                                                                  -------------------    ------------------
Cash flows from financing activities:
-------------------------------------

   Proceeds from stock options exercised under
      stock incentive plans                                                    9,600                 6,216
   Purchase of treasury stock                                                 (3,437)                 (814)
   Increase in short-term borrowings                                          73,052                15,100
                                                                  -------------------    ------------------
   Net cash provided by financing activities                                  79,215                20,502
                                                                  -------------------    ------------------
   Effect of exchange rate changes on cash and cash
     equivalents                                                                   6                   (27)
                                                                  -------------------    ------------------
   Net decrease in cash and cash equivalents                                 (29,891)              (39,712)
   Cash and cash equivalents at beginning of year                             38,524                45,751
                                                                  -------------------    ------------------
Cash and cash equivalents at end of period                                  $  8,633              $  6,039
------------------------------------------                        ===================    ==================

See accompanying notes to consolidated financial statements.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements, except for the December 30, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 2001 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 30, 2000, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

The December 30, 2000 consolidated balance sheet amounts have been derived from the Company’s audited consolidated balance sheet amounts.

2.  Earnings Per Share

The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                                        Periods ended September 29, 2001
                                                                           (in thousands, except EPS)
                                                                                   (Unaudited)
                                                       Thirteen week period                          Thirty-nine week period
                                             --------------------------------------------    -------------------------------------------
                                              Income          Shares           EPS            Income          Shares           EPS
                                             ------------    ------------    ------------    -------------    -----------     ----------
Basic                                         $14,705          40,555           $0.36          $21,507         40,471          $0.53

Effect of outstanding stock
   options and deferred stock grants               --             544                               --            761
                                             ------------    ------------    ------------    -------------    -----------     ----------
Diluted                                       $14,705          41,099           $0.36          $21,507         41,232          $0.52
                                             ============    ============    ============    =============    ===========     ==========

                                                                        Periods ended September 30, 2000
                                                                           (in thousands, except EPS)
                                                                                   (Unaudited)
                                                       Thirteen week period                          Thirty-nine week period
                                             --------------------------------------------    -------------------------------------------
                                              Income          Shares           EPS            Income          Shares           EPS
                                             ------------    ------------    ------------    -------------    -----------     ----------
Basic                                         $18,406          39,965           $0.46          $30,408         39,706          $0.77

Effect of outstanding stock options
   and deferred stock grants                       --             846                               --            910
                                             ------------    ------------    ------------    -------------    -----------     ----------
Diluted                                       $18,406          40,811           $0.45          $30,408         40,616          $0.75
                                             ============    ============    ============    =============    ===========     ==========

Options for which the exercise price was greater than the average market price of common shares for the period ended September 29, 2001 and September 30, 2000 were not included in the computation of diluted earnings per share. These consisted of options totaling 1,592,000 shares and 1,479,000 shares for the thirteen weeks and 1,433,000 shares and 1,600,000 shares for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. Deferred stock grants excluded in the computation of diluted earnings per share due to the application of the treasury stock method totaled 23,000 shares and 13,000 shares for the thirteen weeks and 17,00 shares and 20,000 shares for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively.

3.  Short-Term Borrowing Arrangements

The Company has available a three-year, $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders expiring October 20, 2003. The Credit Agreement also allows for up to $40 million of borrowings from uncommitted lines of credit outside of the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed rate plus LIBOR based rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of September 29, 2001, the Company was in compliance with its covenants under the Credit Agreement. In addition, the Credit Agreement contains a covenant that limits the amount of cash dividends. According to this covenant, the amount of dividends shall not exceed the sum of $50 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending September 30, 2000. The Company has never made any dividend payments. As of September 29, 2001, the Company had $58.5 million in borrowings under the Credit Agreement and $18.1 million in borrowings against the uncommitted lines of credit at a weighted average interest rate of 4.2%. The Company also had $23.9 million of letters of credit outstanding as of September 29, 2001, which were primarily used for merchandise purchases.

4.  Comprehensive Income

Comprehensive income for the thirteen weeks and thirty-nine weeks ended September 29, 2001 and September 30, 2000 is as follows:

                                                      Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                                               September 29,        September 30,           September 29,        September 30,
                                                    2001                 2000                    2001                 2000
                                              -------------------- --------------------    -------------------- ------------------
Comprehensive Income:
Net Income                                             $14,705              $18,406                 $21,507              $30,408
Other comprehensive loss--
    Foreign currency translation adjustment               (243)                (142)                   (624)                (308)
                                              -------------------- --------------------    -------------------- ------------------
Comprehensive income                                   $14,462              $18,264                 $20,883              $30,100
                                              ==================== ====================    ==================== ==================

5.  Recent Accounting Pronouncements

The Company has adopted Statement of Financial Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement was effective the first quarter of fiscal years beginning after June 15, 2000. For the Company, implementation was required for the first quarter of fiscal 2001. The Company has determined the implementation of SFAS No. 133 did not have a significant effect on its results of operations or financial position.

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

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which supercedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company has determined that the implementation of SFAS No. 141 will impact only future acquisitions, if any.

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

6.  Litigation

The Company was named as a defendant in California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay and former employees seeking accrued vacation pay. On October 24, 2001, the court gave preliminary approval to the settlement that had been reached in the case. The Company has admitted no liability in connection with this settlement. In the second quarter of fiscal 2001, the Company had recorded a charge of $4.0 million related to the payments, attorneys’ fees, and expenses of implementing the settlement.

7.  Reclassification

Certain reclassifications were made to the fiscal 2000 consolidated financial statements in order to conform to the fiscal year 2001 presentation.

Independent Auditors' Review Report

The Board of Directors and Shareholders
Linens ’n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens ‘n Things, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related consolidated statements of cash flows for the thirty-nine week periods ended September 29, 2001 and September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens ‘n Things, Inc. and subsidiaries as of December 30, 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
October 17, 2001

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

Thirteen Weeks Ended September 29, 2001 Compared with Thirteen Weeks Ended September 30, 2000

Net sales increased 14.3% to $468.9 million for the thirteen weeks ended September 29, 2001, up from $410.4 million for the same period in 2000, primarily as a result of new store openings since September 30, 2000. Comparable store net sales for the thirteen weeks ended September 29, 2001 declined 4.8% as compared with an increase of 4.0% for the same period last year. The decline in comparable store net sales in the third quarter of fiscal 2001 can be primarily attributed to a decline in consumer traffic due to the slowing economy and the impact from the terrorist attacks of September 11, 2001 through the end of the quarter.

During the thirteen weeks ended September 29, 2001, the Company opened 25 stores, compared with opening 23 stores during the same period last year. At September 29, 2001, the Company operated 329 stores, compared with 267 stores, at September 30, 2000. Store square footage increased 24.1% to 11,485,000 at September 29, 2001 compared with 9,255,000 at September 30, 2000.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended September 29, 2001 was $190.2 million or 40.6% of net sales, compared with $166.1 million or 40.5% of net sales, for the same period last year. The increase in gross profit as a percent of net sales was primarily due to improved mark-on as a result of product mix and the increased penetration of the Company’s proprietary product. In addition, freight expense as a percentage of net sales declined from the prior year as a result of a reduction in the volume of inventory receipts in response to sales trends.

The Company’s selling, general and administrative (“SG&A”) expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended September 29, 2001 were $165.4 million, or 35.3% of net sales, compared with $135.6 million, or 33.0% of net sales, for the same period last year. The Company experienced de-leveraging in its operating expenses, primarily occupancy costs, reflecting decreased sales volume. However, this increase was partially offset by the leverage of corporate office expenses.

Operating profit for the thirteen weeks ended September 29, 2001 was $24.8 million, or 5.3% of net sales, compared with $30.5 million, or 7.4% of net sales, for the same period last year.

The Company incurred net interest expense of $1.0 million (including amortization of commitment fees in connection with the Company’s $150 million credit agreement) for the thirteen weeks ended September 29, 2001, compared with $0.7 million for the same period in fiscal 2000. The higher interest expense is primarily due to an increase in short-term borrowings to fund the Company’s operations.

The Company’s income tax expense for the thirteen weeks ended September 29, 2001 was $9.1 million as compared with $11.4 million for the same period last year. The Company’s effective tax rate was 38.2% for the thirteen weeks ending September 29, 2001 as compared with 38.3% for the same period in fiscal 2000.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the factors described above, net income for the thirteen weeks ended September 29, 2001 was $14.7 million, or $0.36 per share on a fully diluted basis, compared with $18.4 million, or $0.45 per share on a fully diluted basis, for the same period last year.

Thirty-Nine Weeks Ended September 29, 2001 Compared with Thirty-Nine Weeks Ended September 30, 2000

Net sales increased 14.8% to $1,235.9 million for the thirty-nine weeks ended September 29, 2001, up from $1,077.0 million for the same period in 2000, primarily as a result of new store openings since September 30, 2000. Comparable store net sales for the thirty-nine weeks ended September 29, 2001 declined 3.5% as compared with an increase of 4.3% for the same period last year. The decline in comparable store net sales can be primarily attributed to a decline in consumer traffic as a result of the slowing economy.

During the thirty-nine weeks ended September 29, 2001, the Company opened 48 stores and closed two stores, compared with opening 40 stores and closing three stores during the same period last year.

Gross profit for the thirty-nine weeks ended September 29, 2001 was $503.1 million, or 40.7% of net sales, compared with $434.1 million, or 40.3% of net sales, for the same period last year. The increase in gross profit as a percentage of net sales was principally due to improved mark-on as a result of product mix and the increased penetration of the Company’s proprietary product. In addition, freight expense as a percentage of net sales declined from the prior year as a result of a reduction in the volume of inventory receipts in response to sales trends.

SG&A expenses for the thirty-nine weeks ended September 29, 2001 were $461.5 million, or 37.3% of net sales, compared with $383.5 million, or 35.6% of net sales, for the same period last year. This increase as a percentage of net sales is attributable to the de-leveraging in the Company’s operating expenses primarily occupancy costs, reflecting decreased sales volume. However, the increase was partially offset by the leverage of corporate office expenses.

The Company recorded a charge of $4.0 million in the second quarter of fiscal 2001 in connection with the claims arising in a class action lawsuit in California regarding overtime pay for certain managers, as well as for accrued vacation pay on behalf of certain former employees. On October 24, 2001, the court gave preliminary approval to the settlement that had been reached in the case.

Operating profit for the thirty-nine weeks ended September 29, 2001 was $37.6 million, or 3.0% of net sales, compared with $50.5 million, or 4.7% of net sales, for the same period last year.

The Company had net interest expense of $2.8 million (including the amortization of commitment fees in connection with the Company’s $150 million credit agreement) for the thirty-nine weeks ended September 29, 2001, compared with $1.2 million of net interest expense for the same period in 2000. The higher interest expense is primarily due to an increase in short-term borrowings to fund the Company’s operations.

The Company’s income tax expense for the thirty-nine weeks ended September 29, 2001 was $13.3 million as compared with $18.9 million for the same period last year. The Company’s effective tax rate was 38.2% for the thirty-nine weeks ending September 29, 2001 compared to 38.3% for the same period last year.

As a result of the factors described above, net income for the thirty-nine weeks ended September 29, 2001 was $21.5 million, or $0.52 per share on a fully diluted basis, compared with $30.4 million, or $0.75 per share on a fully diluted basis, for the same period last year.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s capital requirements are primarily investments in new stores, new store inventory purchases and seasonal working capital. These requirements are funded through a combination of internally generated cash from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $150 million senior revolving credit facility expiring October 20, 2003. This agreement allows for up to $40 million in borrowings from uncommitted lines of credit.

Net cash used in operating activities for the thirty-nine weeks ended September 29, 2001 was $31.1 million compared with net cash provided by operating activities of $0.8 million for the same period last year. The net cash used in operating activities in fiscal 2001 was primarily attributed to the timing of vendor payments impacted by a slight decline in inventory turn.

Net cash used in investing activities during the thirty-nine weeks ended September 29, 2001 was $78.0 million compared with $61.0 million for the same period last year. The increase in net cash used in investing activities was due to capital expenditures related to incremental new stores opened and scheduled to open in fiscal 2001 compared with the same period last year.

Net cash provided by financing activities during the thirty-nine weeks ended September 29, 2001 was $79.2 million compared with $20.5 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of an increase in short-term borrowings to fund the Company’s operations.

Management currently believes that the Company’s cash flows from operations, credit extended by suppliers, the revolving credit facility and the uncommitted lines of credit will be sufficient to fund currently anticipated capital expenditures and working capital requirements in the foreseeable future.

LINENS ’N THINGS, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and have been identified by such forward-looking terminology as “expect,” “believe,” “may,” “will,” “intend,” “plan,” “target” and similar statements or variations of such terms. All of our “outlook” information constitutes forward-looking information. All such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion, the impact of the bankruptcies and consolidations in our industry, the impact on consumer confidence and consumer spending as a result of acts of terrorism and war, and the impact of a slowing consumer economy. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and therefore has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated nine stores in Canada as of September 29, 2001. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations and cash flow.

Since fiscal year end 2000, there have been no material changes in market risk exposures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -

The Company was named as a defendant in California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay as well as certain former employees seeking accrued vacation pay. On October 24, 2001, the court gave preliminary approval to the settlement that had been reached in the case. The Company has admitted no liability in connection with this settlement. In the second quarter of fiscal 2001, the Company had recorded a charge of $4.0 million related to the payments, attorneys’ fees, and expenses of implementing the settlement.

Item 6.  Exhibits and Reports on Form 8-K

(a)     EXHIBIT INDEX

        Exhibit
        Number         Description

         10.17        Increase Supplement

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

LINENS ’N THINGS, INC. (Registrant)

WILLIAM T. GILES
By:_________________________________
William T. Giles Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)
Date:	November 13, 2001