Form 10-K
period 2001-12-29
LINENS N THINGS INC
filed 2002-03-28
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
--------------------------------------------------------------------------------
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 11, 2002, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1,247 million. The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 11, 2002 was 40,659,655.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 29, 2001 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                                  TABLE OF CONTENTS

FORM 10-K
ITEM NO.       NAME OF ITEM                                                                                PAGE
-------        ------------                                                                                ----

                                                        PART I
Item 1.        Business..................................................................................    3
Item 2.        Properties................................................................................   12
Item 3.        Legal Proceedings.........................................................................   14
Item 4.        Submission of Matters to a Vote of
                   Security Holders......................................................................   14

                                                        PART II
Item 5.        Market for Registrant's Common Equity
                   and Related Stockholder Matters.......................................................   15
Item 6.        Selected Financial Data...................................................................   15
Item 7.        Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations............................................................................   15
Item 7A.       Quantitative and Qualitative Disclosures
                     about Market Risk...................................................................   15
Item 8.        Financial Statements and Supplementary
                   Data..................................................................................   16
Item 9.        Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure............................................................................   16

                                                        PART III
Item 10.       Directors and Executive Officers of
                   the Registrant........................................................................   17
Item 11.       Executive Compensation....................................................................   17
Item 12.       Security Ownership of Certain Beneficial
                   Owners and Management.................................................................   17
Item 13.       Certain Relationships and Related
                   Transactions..........................................................................   17

                                                        PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   18

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      Linens 'n Things, Inc., a Delaware corporation, and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 343 stores in 43 states and four Canadian provinces as of fiscal year end 2001. The Company's current store prototype is approximately 35,000 gross square feet in size and such stores are located in power strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company's purpose is to make people's lives more enjoyable by making their homes more beautiful, comfortable, organized and efficient. The Company's business strategy is to offer a broad selection of high quality, brand name home furnishings merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs.

      Linens 'n Things' extensive selection of over 25,000 stock keeping units ("SKUs") in its superstores is driven by the Company's commitment to offering a broad and deep selection of high quality, brand name "linens" (E.G., bedding, towels and table linens) and "things" (E.G., housewares and home accessories) merchandise. Brand names sold by the Company include Wamsutta, Croscill, Nautica, Waverly, Laura Ashley, Royal Velvet, Braun, Krups, All-Clad, Cuisinart, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label, LNT Home (over 10% of sales), which is designed to supplement the Company's offering of brand name products by offering better quality merchandise at compelling prices. The Company's merchandise offering is coupled with a "won't be undersold" everyday low pricing strategy.

      From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format, which has evolved from 20,000 gross square feet in size to its current size ranging from 25,000 to 50,000 gross square feet. This superstore format offers a broad merchandise selection in a more visually appealing, guest friendly format. The Company's introduction of superstores has resulted in the closing or relocation of most of the Company's traditional stores through fiscal year end 2001. As a result of superstore openings and traditional store closings, the Company's gross square footage has increased from 2.9 million to 12.0 million over the last seven years. Meanwhile, the Company's store base increased from 145 to 343 during this period.

      As part of this strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows. In addition, as part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller selection of both "linens" and "things." The Company estimates that the "things" side of its business has increased from less than 10% of net sales in fiscal 1991 to over 40% in fiscal 2001.

      The Company was a wholly owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering ("IPO") of 13,000,000 shares of the Company's common stock, on a pre-split basis. Immediately subsequent to the IPO, CVS owned approximately 32.5% of the Company's common stock. During 1997, CVS sold substantially all of its remaining shares of the Company's common stock in a public offering. At December 31, 1997, CVS held no shares of the Company's common stock. Unless otherwise indicated, all share information is adjusted to reflect the Company's two-for-one common stock split effected in May 1998.

EXECUTIVES

The following table sets forth information regarding the executive officers of the Company:


      NAME                               AGE   POSITION
      ----                               ---   --------
      Norman Axelrod..................... 49   Chairman and Chief Executive Officer
      Steven B. Silverstein.............. 42   President
      Audrey Schlaepfer.................. 47   Executive Vice President, Chief Merchandising Officer
      William T. Giles................... 42   Senior Vice President, Chief Financial Officer
      Brian D. Silva..................... 45   Senior Vice President, Human Resources, Administration and
                                               Corporate Secretary

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

     Mr. Silverstein joined Linens 'n Things in 1992 as Vice President, General Merchandise Manager, was promoted to Senior Vice President, General Merchandise Manager in 1993, was promoted to Executive Vice President, Chief Merchandising Officer in 1998 and was promoted to President in 2001. Prior to joining Linens 'n Things, Mr. Silverstein held various management positions at Bloomingdale's from 1985 to 1992 including Merchandise Vice President of Home Textiles. He received his B.A. from Cornell University and his M.B.A. from Wharton Business School.

     Ms. Schlaepfer joined Linens 'n Things in 2001 as Executive Vice President and Chief Merchandising Officer. Prior to joining Linens 'n Things, Ms. Schlaepfer held various management positions at Warner Bros. from 1994 to 2001 including: Vice President of Home, Accessories and Gallery; Senior Vice President of Hard Goods and Executive Vice President of Merchandising. Prior to joining Warner Bros. in 1994, Ms. Schlaepfer held several positions at Macy's including Vice President of Merchandising in Private Label Home Furnishings. Ms. Schlaepfer earned her B.A. from Queens College C.U.N.Y. and her M.B.A. from New York University.

     Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller, was promoted to Vice President, Finance and Controller in 1994, was promoted to Vice President, Chief Financial Officer in 1997 and was promoted to Senior Vice President, Chief Financial Officer in 2000. From 1981 to 1990, Mr. Giles was with PriceWaterhouse LLP. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

     Mr. Silva joined Linens 'n Things in 1995 as Vice President, Human Resources, was promoted to Senior Vice President, Human Resources and Corporate Secretary in 1997 and most recently, assumed the role of Senior Vice President, Human Resources and Administration and Corporate Secretary in 2002. Mr. Silva was Assistant Vice President, Human Resources at The Guardian, an insurance and financial services company, from 1986 to 1995. He holds an M.A. in Organizational Development from Columbia University and an M.S. in Human Resources Management from New York Institute of Technology. Mr. Silva received his B.A. from St. John's University.

BUSINESS STRATEGY

     The Company's business strategy is to offer a broad and deep selection of high quality, brand name merchandise at exceptional everyday values, provide superior guest service and maintain low operating costs. Key elements of the Company's business strategy are:

     OFFER A BROAD SELECTION OF QUALITY NAME BRANDS AT EXCEPTIONAL EVERYDAY VALUES. Linens 'n Things' merchandising strategy is to offer the largest breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at exceptional everyday value. The Company offers over 25,000 SKUs across six departments, including bath, home accessories, housewares, storage, top of the bed and window treatments. The Company is one of the largest retailers of branded home furnishings including Wamsutta, Laura Ashley, Royal Velvet, Croscill, Nautica, Braun, Krups, All-Clad, Cuisinart, Calphalon and Henckels. The Company also sells an increasing amount of merchandise under its own private label, LNT Home, which is designed to supplement the Company's offering of brand name products.

      Merchandise and sample brands offered in each major department are highlighted below:


           DEPARTMENT                          ITEMS SOLD                                 SAMPLE BRANDS
           ----------                          ----------                                 -------------
      Bath                     Towels, shower curtains, waste baskets,            Fieldcrest, Wamsutta, Martex,
                               hampers, bathroom rugs and wall hardware           Royal Velvet and Springmaid

      Home Accessories         Decorative pillows, napkins,                       Waverly, Laura Ashley,
                               tablecloths, placemats, lamps, gifts, picture      Umbra and Yankee Candle
                               frames, candles and framed art
      Housewares               Cookware, cutlery, kitchen gadgets, small          All-Clad, Braun, Krups, Calphalon,
                               electric appliances (such as blenders and          Cuisinart, Henckels, Circulon, Farberware,
                               coffee grinders), dinnerware, flatware and         Black & Decker, KitchenAid and OXO
                               glassware
      Storage                  Closet-related items (such as hangers,             Rubbermaid and Closetmaid
                               organizers and shoe racks)
      Top of the Bed           Sheets, comforters, comforter covers,              Wamsutta, Laura Ashley,
                               bedspreads, bed pillows, blankets and              Revman, Croscill, Fieldcrest,
                               mattress pads                                      Springmaid, Beautyrest and Nautica

      Window Treatment         Curtains, valances and window hardware             Croscill, Wamsutta, Waverly and Laura
                                                                                  Ashley

     PROVIDE SUPERIOR GUEST SERVICE AND SHOPPING CONVENIENCE. The Company's target customer, or guest, is a 35 to 55 year old female with good to better income level, who is fashion and brand conscious and focused on the home as a reflection of her own individuality. The Company's mission is to exceed the guests' expectations in every store, every day. To enhance guest satisfaction and loyalty, Linens 'n Things strives to provide prompt, knowledgeable sales assistance and enthusiastic guest service. Linens 'n Things offers competitive wages, on-going training and personnel development in order to attract and retain well-qualified, highly motivated employees committed to providing superior guest service. Linens 'n Things endeavors to provide more knowledgeable sales associates by providing training through various programs, which include management training, daily sales associate meetings and in-store product seminars.

     The Company's superstore format is designed to save the guest time by having merchandise visible and accessible on the selling floor for immediate purchase. The Company believes its knowledgeable sales staff and efficient guest service, create a positive shopping experience that engenders guest loyalty.

     In response to growing consumer use of the Internet, the Company greatly expanded its e-commerce capability through its website at www.linensnthings.com, in fiscal 2001. The website features on-line access to the Company's nationwide gift registry and allows the guests to purchase many of the Company's most popular items from the convenience of their homes.

     MAINTAIN LOW OPERATING COSTS.A cornerstone of the Company's business strategy is its commitment to maintain low operating costs. In addition to savings realized through sales volume efficiencies, operational efficiencies are expected to be achieved through the streamlining of the Company's centralized merchandising structure, the use of integrated management information systems and the utilization of the distribution centers.

GROWTH STRATEGY

     SUPERSTORE EXPANSION. The Company operates in a large, highly fragmented industry and has a market share of approximately three percent of the industry. The Company's expansion strategy is to increase market share in existing markets and to penetrate new markets in which the Company believes it can become a leading operator of home furnishings superstores. Markets for new superstores are selected on the basis of demographic factors, such as income, population and number of households. The Company's stores are located predominantly in power strip centers and, to a lesser extent, in malls and as stand-alone stores. The Company generally seeks to operate stores in the United States and Canada in geographic trading areas of 200,000 persons within a ten-mile radius and with demographic characteristics that match the Company's target profile. At fiscal year end 2001, the Company operated 332 stores in 43 states in the United States and 11 stores in four Canadian provinces.

     The following table sets forth information concerning the Company's expansion program during the past five years:


                                                    SQUARE FOOTAGE (IN 000'S)            STORE COUNT
          FISCAL                                    -------------------------      -----------------------
           YEAR          OPENINGS       CLOSINGS    BEGIN YEAR      END YEAR       BEGIN YEAR     END YEAR
           ----          --------       --------    ----------      --------       ----------     --------
           1997             25            18          4,727          5,493           169            176
           1998             32            12          5,493          6,487           176            196
           1999             43             9          6,487          7,925           196            230
           2000             57             4          7,925          9,836           230            283
           2001             63             3          9,836         11,980           283            343

     INCREASE PRODUCTIVITY OF EXISTING STORE BASE. The Company is committed to increasing its net sales per square foot, inventory turnover ratio and return on invested capital. The Company believes the following initiatives will best position it to achieve these goals:

     ENHANCE MERCHANDISE MIX AND PRESENTATION. The Company has developed a number of strategic initiatives to stimulate growth of textiles including new product offerings, improving quality assortments and increasing the strength of value offerings. Further, the Company continues to increase sales in its "things" merchandise. The Company expects these opportunities to positively impact net sales per square foot, the average net sales per guest and inventory turnover. The Company is consistently introducing new products that it expects will increase sales and generate additional guest traffic.

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

     INCREASE OPERATING EFFICIENCIES. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including its two current distribution centers and a management information system, which it believes will allow it to maintain low operating costs as it pursues its superstore expansion strategy. In 1995, the Company began full operation of its first distribution center in Greensboro, North Carolina. In June 1999, the Company began operation of its second distribution center in southern New Jersey. The Company's third distribution center, located in Louisville, Kentucky, is expected to be operational in spring 2002. Management believes that the increased utilization of the distribution centers has resulted in lower average freight costs, more efficient scheduling of inventory shipments to the stores, better in-stock positions and improved information flow. The Company believes that the transfer of inventory receiving responsibilities from the stores to the distribution centers allows the store sales associates to direct their focus to the sales floor, thereby increasing the level of guest service. The warehouse portion of the distribution centers provides the Company flexibility to manage safety stock and inventory flow. The Company's ability to effectively manage its inventory is also enhanced by a centralized merchandising management team and its management information systems which allow the Company to more accurately monitor and better balance inventory levels and improve in-stock positions in its stores.

INDUSTRY

     According to Industry Reports, total industry sales of products sold in the Company's stores, which primarily include home textiles, housewares and decorative furnishings categories, were estimated to be over $75 billion. The market for home furnishings is large, highly-fragmented and competitive. Specialty superstores are one of the fastest growing channels of distribution in this market. In fiscal 2001, the Company estimates that the two largest specialty superstore retailers of fashion home textiles (which includes the Company and Bed Bath & Beyond, Inc.) had aggregate sales representing only approximately 6% of the industry's total sales.

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

     MASS MERCHANDISERS: This category includes companies such as Wal-Mart Stores, Inc., the Target Stores division of Target Corporation and Kmart Corporation. Fashion home furnishings generally represent only a small portion of the total merchandise sales in these stores. The Company's competitive advantage is that these stores generally offer a more limited merchandise selection with fewer high quality name brands and lower quality merchandise at lower price points. In addition, these mass merchandisers typically have more limited customer service staffing than the Company.

     SPECIALTY STORES/RETAILERS: This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc. and Home Goods, a division of TJX Companies, Inc. and smaller format retailers such as Crate & Barrel and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 25,000 to 70,000 gross square feet and offer a home furnishings merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy the customer's household needs. The smaller format retailers are typically smaller in size and offer a narrow assortment within a specific niche. The smaller format retailers generally range in size from 2,000 to 20,000 gross square feet.

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

     The Company's extensive merchandise offering of over 25,000 SKUs enables our guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the guest's impression of a dominant selection of merchandise in an easy-to-shop environment. The Company's broad and deep merchandise offering is coupled with everyday low prices that are generally below regular department store prices and comparable with or slightly below department store sale prices. The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of its strategy. This is an important factor in establishing its reputation as a price leader and in helping to build guest loyalty. In addition, the Company offers, on a regular basis, "special" merchandise which it obtains primarily through opportunistic purchasing to enhance its high value perception among its guests.

CUSTOMER SERVICE

     Linens 'n Things treats every customer as a guest. The Company's philosophy supports enhancing the guest's entire shopping experience and it believes that all elements of service differentiate it from the competition. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. This philosophy is designed to encourage guest loyalty as well as to continually develop knowledgeable Company associates. The entire store team is hired and trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been augmented by the transfer of inventory receiving responsibilities from the stores to the distribution centers, allowing sales associates to focus on the sales floor, thereby increasing the level of guest service. Sophisticated management systems that provide efficient guest service and fair return policies are geared toward making each guest's visit a convenient, efficient and pleasant experience.

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

PURCHASING AND SUPPLIERS

     The merchandising mix for each store is generally selected by the central buying staff. The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 10% of the Company's total purchases in fiscal 2001. In fiscal 2001, the Company purchased a significant number of products from other key suppliers. Due to its breadth and depth of selection, the Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

DISTRIBUTION

     The Company currently operates two distribution centers. The first is located in Greensboro, North Carolina and began operation in 1995 and the second is located in southern New Jersey and began operation in 1999. A third distribution center located in Louisville, Kentucky is expected to be operational in spring 2002. The Company believes the utilization of the centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores, better in-stock positions and improved information flow. In addition, transferring inventory receiving responsibilities from the stores to the distribution centers allows the sales associates to direct their focus to the selling floor, thereby enhancing the guests' shopping experience. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

     The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to nearly all of its suppliers. The Company plans to continue its efforts to ship as much merchandise through the distribution centers as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of Electronic Data Interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third party delivery services to ship its merchandise from the distribution centers to its stores.

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

     Linens 'n Things' stores are open seven days a week, generally from 9:30 a.m. to 9:30 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

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

EMPLOYEES

     As of December 29, 2001, the Company employed approximately 14,700 individuals of whom approximately 6,500 were full-time employees and 8,200 were part-time employees. None of the Company's employees is represented by a union, and the Company believes that it has a good relationship with its employees.

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

TRADE NAMES AND SERVICE MARKS

     The Company uses the "Linens 'n Things" and "LNT Home" names as trade names and as service marks in connection with retail services. The Company has registered the "Linens 'n Things" and "LNT" logos as trademarks and service marks with the United States Patent and Trademark Office and the Canada Patent and Trademark Office. Management believes that the name "Linens 'n Things" is an important element of the Company's business.

FORWARD-LOOKING STATEMENTS

     This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "could," "intend," "plan," "target" and similar statements or variations of such terms. All of our "outlook" information constitutes forward-looking information. All such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion, the impact of the bankruptcies and consolidations in our industry, the impact on consumer spending as a result of a slowing consumer economy and a highly promotional retail environment. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at 6 Brighton Road in Clifton, New Jersey. As of December 29, 2001 the Company operated 343 retail stores in 43 states and four Canadian provinces. The Company's superstores range in size from 25,000 to 50,000 gross square feet but are predominately between 30,000 and 40,000 gross square feet. The Company has two smaller formatted stores which are less than 20,000 gross square feet. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and certain of the leases provide for renewal options that range from 5 to 15 years at increased rents. Certain of the leases provide for scheduled rent increases and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS guarantees the leases of certain stores that were entered into prior to the Company's 1996 IPO. Following the IPO, CVS no longer entered into commitments to guarantee future leases on behalf of the Company.

     The Company owns its distribution center in Greensboro, North Carolina, which is approximately 330,000 square feet. The Company leases its distribution centers in southern New Jersey, which is approximately 260,000 square feet, and Louisville, Kentucky, which is approximately 600,000 square feet. Both the New Jersey and Kentucky distribution centers can be expanded.

     The table below sets forth the number and location of stores in the United States as of December 29, 2001:


      STATE                         NUMBER OF STORES          STATE                     NUMBER OF STORES
      -----                         ----------------          -----                     ----------------

      Alabama                              4                  Nevada                            2
      Arizona                              8                  New Hampshire                     5
      Arkansas                             1                  New Jersey                       12
      California                          43                  New Mexico                        3
      Colorado                             6                  New York                         20
      Connecticut                         12                  North Carolina                    9
      Florida                             27                  North Dakota                      1
      Georgia                             13                  Ohio                             10
      Idaho                                1                  Oklahoma                          2
      Illinois                            17                  Oregon                            4
      Indiana                              5                  Pennsylvania                      9
      Kansas                               3                  Rhode Island                      1
      Kentucky                             2                  South Carolina                    2
      Louisiana                            3                  Tennessee                         4
      Maine                                3                  Texas                            32
      Maryland                             3                  Utah                              3
      Massachusetts                       11                  Vermont                           1
      Michigan                            10                  Virginia                         12
      Minnesota                            6                  Washington                       10
      Missouri                             5                  West Virginia                     1
      Montana                              1                  Wisconsin                         3
      Nebraska                             2


      The table below sets forth the number and location of stores in Canada as of December 29, 2001:

      PROVINCE                            NUMBER OF STORES
      --------                            ----------------

      Alberta                                      3
      British Columbia                             4
      Ontario                                      3
      Manitoba                                     1

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, with the exception of the matter discussed in the next paragraph, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company had been named as a defendant in California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, together with class action claims on behalf of certain former employees seeking accrued vacation pay. In the second quarter of fiscal 2001, the Company recorded a pre-tax charge of $4.0 million ($2.5 million after-tax) related to the settlement payments, attorneys' fees and estimated expenses of administering the settlement. On October 24, 2001, the court gave preliminary approval to a settlement reached in the case. An order granting final approval of class action settlement was signed on December 19, 2001. The Company admitted no liability in connection with this settlement. Payment of these amounts has been made in early 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 29, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Linens `n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At December 29, 2001 there were approximately 8,994 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

      FOR FISCAL 2001                                     HIGH        LOW
      ---------------                                     ----        ---
       First Quarter..................................   $37.88      $24.81
       Second Quarter.................................   $32.76      $24.00
       Third Quarter..................................   $28.16      $17.37
       Fourth Quarter.................................   $25.91      $17.72

      FOR FISCAL 2000                                     HIGH        LOW
      ---------------                                     ----        ---
       First Quarter..................................   $34.38      $17.94
       Second Quarter................................    $35.94      $23.19
       Third Quarter..................................   $36.38      $23.88
       Fourth Quarter.................................   $33.50      $20.00


     The Company paid no dividends on its common stock in fiscal 2001 and 2000. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility currently limits the amount of cash dividends. See "Management's Discussion and Analysis--Liquidity and Capital Resources" under Item 7.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 14 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 15 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to page 19 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001 under the heading "Management's Discussion and Analysis - Market Risk Disclosure".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial information required by this Item are incorporated by reference to pages 22 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001. These financial statements are indexed under Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or reportable disagreements between the Company and its independent public accountants on matters of accounting principles or practices for fiscal 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement, under the heading "Election of Directors," to be mailed to shareholders for the Company's 2002 Annual Meeting of Shareholders.

     The information required by this Item concerning the Company's executive officers is contained in Part I, Item 1, "Business - Executives."

     The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, under the headings "Director Compensation; Attendance;" Committees of the Board of Directors" and "Executive Compensation," other than information included therein under the sub captions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will, if applicable, be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, and, if so included, is incorporated by reference in this Item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  The following documents are filed as part of this Report.



1.   FINANCIAL STATEMENTS:

     The following Financial Statements are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001:

                                                                                      PAGES IN ANNUAL REPORT
                                                                                         TO SHAREHOLDERS
                                                                                      ----------------------
Consolidated Statements of Operations -
for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000              22

Consolidated Balance Sheets -
as of December 29, 2001 and December 30, 2000......................................              23

Consolidated Statements of Shareholders' Equity -
for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000              24

Consolidated Statements of Cash Flows -
for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000              25

Notes to Consolidated Financial Statements.........................................              26 through 34

Management's Responsibility for Financial Reporting................................              35

Independent Auditors' Report.......................................................              36


2.   SCHEDULES:

     None

3.   EXHIBITS:

     The Exhibits on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.


                                  EXHIBIT INDEX
   EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------

     3.1       Amended and Restated Certificate of Incorporation, as amended 1,3
     3.2       By-Laws of the Registrant1
     4         Specimen Certificate of Common Stock1
    10.1       Transitional Services Agreement between the Registrant and CVS Corporation1
    10.2       Stockholder Agreement between the Registrant and CVS Corporation1
    10.3       Tax Disaffiliation Agreement between the Registrant and CVS Corporation1
    10.4       Employment Agreement with Norman Axelrod*5
    10.5       Employment Agreement with Steven B. Silverstein*5
    10.6       Employment Agreement with Hugh J. Scullin**5
    10.7       Employment Agreement with Brian Silva*5
    10.8       Employment Agreement with William T. Giles *5
    10.9       Employment Agreement with Audrey Schlaepfer*8
    10.10      Split Dollar Agreement and Collateral Assignment between the Registrant and Norman Axelrod*4
    10.11      Split Dollar Agreement and Collateral Assignment between the Registrant and Steven B. Silverstein*8
    10.12      1996 Incentive Compensation Plan*1
    10.13      1996 Non-Employee Director Stock Plan*1
    10.14      Supplemental Executive Retirement Plan*4,8
    10.15      2000 Stock Award and Incentive Plan 7
    10.16      Deferred Compensation Plan*11
    10.17      LNT Broad-Based Equity Plan*10
    10.18      Credit Agreement dated as of October 20, 2000 among the Registrant, Fleet Bank and the lenders signatory thereto 6,9
    13         Annual Report to Shareholders for 2002 fiscal year***
    21         List of Subsidiaries2
    23a        Consent of KPMG LLP2

--------------------------------------------------------------------------------
1 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.
2    Filed with this Form 10-K.
3    Incorporated by reference to Current Report on Form 8-K dated May 5, 1999.
4    Incorporated by reference to Current Report on Form 8-K dated March 27,
     2000.
5    Incorporated by reference to Current Report on Form 8-K dated March 29,
     2001.
6    Incorporated by reference to Current Report on Form 8-K dated November 6,
     2000.
7 Incorporated by reference to Registration Statement on Form S-8 dated July 31, 2000 (File No. 333-42874).
8    Incorporated by reference to a Current Report on Form 8-K dated March 26,
     2002.
9 Incorporated by reference to a Quarterly Report on Form 10-Q dated November 13, 2001.
10 Incorporated by reference to a Registration Statement on Form S-8 dated June 13, 2001 (File No. 333-62984).
11 Incorporated by reference to a Registration Statement on Form S-8 dated June 2, 1998 (File No. 333-55803).

--------------------------------------------------------------------------------
*     Management contract or compensatory plan or arrangement.

** Based on changes in the structure of management's responsibilities, this position is no longer deemed an "executive officer" position for fiscal 2002 and thereafter.

*** With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 6, 7, 7A, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Annual Report to Shareholders is not deemed filed as part of this Form 10-K.

 (b)  Reports on Form 8-K:

         Not Applicable

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LINENS 'N THINGS, INC.
                                      (Registrant)

                                      By:   /s/   Norman Axelrod
                                           ---------------------
                                           NORMAN AXELROD
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Dated:  March 28, 2002


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


                     SIGNATURE                                     TITLE                             DATE
                     ---------                                     -----                             ----


              /s/ Norman Axelrod                        Chairman and Chief                        March 28, 2002
-------------------------------------------             Executive Officer
              Norman Axelrod


              /s/ Philip E. Beekman                     Director                                  March 28, 2002
-------------------------------------------
              Philip E. Beekman


              /s/ Harold F. Compton                     Director                                  March 28, 2002
-------------------------------------------
              Harold F. Compton


              /s/ Stanley P. Goldstein                  Director                                  March 28, 2002
-------------------------------------------
              Stanley P. Goldstein


              /s/ Morton E. Handel                      Director                                  March 28, 2002
-------------------------------------------
              Morton E. Handel


              /s/ William T. Giles                      Senior Vice President,                    March 28, 2002
-------------------------------------------             Chief Financial Officer
              William T. Giles                          (Principal Financial Officer and
                                                         Principal Accounting Officer)


FIVE-YEAR FINANCIAL SUMMARY (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)

FISCAL YEAR ENDED                                    DECEMBER 29,    DECEMBER 30,     JANUARY 1,     DECEMBER 31,     DECEMBER 31,
                                                        20012            2000            2000            1998             1997
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
   Net sales..........................................  $1,823,803      $1,572,576      $1,300,632       $1,066,194        $874,224
   Operating profit...................................      52,480         107,092          84,552           61,988          45,507
   Net income ........................................      29,749          64,937          52,052           38,062          25,790
   Net income per share - basic1......................  $     0.73      $     1.63      $     1.32       $     0.98        $   0.67
   Basic weighted-average shares
       outstanding1...................................      40,508          39,785          39,339           38,895          38,578
   Net income per share - diluted1....................  $     0.72      $     1.60      $     1.27       $     0.94        $   0.65
   Diluted weighted-average shares
        outstanding1..................................      41,193          40,712          40,907           40,407          39,537

BALANCE SHEET DATA:
   Total assets.......................................  $  927,439      $  821,557      $  679,916       $  560,844        $472,099
   Working capital....................................     228,078         226,694         181,380          154,893         123,375
   Shareholders' equity...............................  $  498,215      $  458,994      $  383,962       $  323,576        $280,035

SELECTED OPERATING DATA:
   Number of stores...................................         343             283             230              196             176
   Total gross square footage (000's).................      11,980           9,836           7,925            6,487           5,493
     (Decrease) increase in comparable
     store net sales..................................      (2.4%)            3.7%            5.4%             8.3%            6.6%


1 UNLESS OTHERWISE STATED, ALL REFERENCES TO COMMON SHARES OUTSTANDING AND INCOME PER SHARE IN THE CONSOLIDATED FINANCIAL STATEMENTS, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE ADJUSTED TO REFLECT THE COMPANY'S TWO-FOR-ONE COMMON STOCK SPLIT EFFECTED IN MAY 1998.
2 FISCAL 2001 OPERATING RESULTS INCLUDE NON-COMPARABLE ITEMS OF $26.2 MILLION, AFTER-TAX, OR $0.64 PER SHARE ON A FULLY DILUTED BASIS.


Management's Discussion and Analysis of                           the $37.8 million, $34.0 million is included in
Financial Condition and Results of Operations                     restructuring and asset impairment charge and $3.8 million
----------------------------------------------------              is recorded in cost of sales. The estimated after-tax cash portion, which will be paid in cash, is approximately $15.2
CONSOLIDATED RESULTS OF OPERATIONS                                million and the after-tax non-cash portion of the charge is approximately $8.5 million.
The following table sets forth the percentage of net sales
for certain items included in the Company's consolidated          A pre-tax reserve of $20.5 million was established for
statements of operations for the periods indicated:               estimated lease commitments for stores to be closed. This
                                                                  reserve is included in accrued expenses. The reserve
                              DEC. 29,     DEC. 30,     JAN. 1,   considers estimated sublease income. All of the stores were
Fiscal Year Ended             2001         2000         2000      leased and as such, the Company will not be responsible for
================================================================  the disposal of property other than fixtures. A pre-tax reserve of $9.5 million has been recorded for fixed asset
PERCENTAGE OF NET SALES                                           impairments for these stores. The fixed asset impairments
Net sales.................... 100.0%       100.0%       100.0%    represent fixtures and leasehold improvements. This charge
Cost of sales, including                                          was recorded as a reduction of property and equipment.
    buying and distribution                                       Additionally, a pre-tax reserve of $4.0 million has been
    costs....................  59.3         59.1         59.4     established for other estimated miscellaneous store closing
                             ---------    ---------    --------   costs. A pre-tax reserve of $3.8 million was recorded in
Gross profit.................  40.7         40.9         40.6     cost of sales for estimated inventory markdowns below cost
Selling, general and                                              for the stores to be closed.
    administrative expenses..  35.7         34.1         34.1
Restructuring and asset                                           Certain components of the restructuring and asset impairment
    impairment charge           1.9          --           --      charge are based upon estimates and may be subject to change
Litigation charge............   0.2          --           --      in future periods. These stores are scheduled to begin
                             ---------    ---------    --------   closing in February 2002.
Operating profit.............   2.9          6.8          6.5
Interest expense, net........   0.2          0.1          0.0     The closing of these 17 stores is currently expected to
                             ---------    ---------    --------   increase future diluted earnings per share by approximately
                                                                  $0.07 on an annualized basis, of which approximately $0.02
Income before income taxes...   2.7          6.7          6.5     to $0.03 per share is currently expected to be realized in
Provision for income taxes...   1.1          2.6          2.5     fiscal 2002.
                             ---------    ---------    --------
Net income...................   1.6%         4.1%         4.0%    LITIGATION CHARGE

NON-COMPARABLE ITEMS                                              The Company had been named as a defendant in California
                                                                  litigation in which the court certified the case as a class
The Company's 2001 results were impacted by non-comparable        action on behalf of certain managers of Company stores
items totaling $41.8 million, pre-tax, as follows:                located in California seeking overtime pay, together with
                                                                  class action claims on behalf of certain former employees
RESTRUCTURING AND ASSET IMPAIRMENT CHARGE                         seeking accrued vacation pay. In the second quarter of
                                                                  fiscal 2001, the Company recorded a pre-tax charge of $4.0
During the fourth quarter of fiscal 2001, the Company             million ($2.5 million after-tax) related to the settlement
developed and committed to a strategic initiative designed        payments, attorneys' fees, and estimated
to improve store performance and profitability. This
initiative calls for the closing of 17 under-performing
stores which did not meet the Company's profit objectives.
These 17 stores generated sales of approximately $70 million in fiscal 2001, or less than 4% of total sales. These stores are geographically dispersed and there are no concentrated
market closings. The closing of these stores will enable the
Company to redeploy its financial, human and infrastructure
resources to more productive stores.

In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. Of



expenses of administering the settlement. On October 24,          year end 2000. Store square footage increased 21.8% to
2001, the court gave preliminary approval to a settlement         11,980,000 at December 29, 2001 compared with 9,836,000 at
reached in the case. An order granting final approval of          December 30, 2000.
class action settlement was signed on December 19, 2001. The
Company admitted no liability in connection with this             Comparable store net sales declined 2.4% in fiscal 2001
settlement. Payment of these amounts has been made in early       compared with an increase of 3.7% in fiscal 2000. The
fiscal 2002.                                                      Company's average net sales per store was $5.8 million in
                                                                  fiscal 2001 compared to $6.2 million in fiscal 2000. The
The following table shows the proforma effect of                  decline in comparable store net sales and average net sales
non-comparable items on the year ended December 29, 2001.         per store in fiscal 2001 was primarily attributed to a
                                                                  decline in consumer traffic due to the slowing economy as
                                                                  well as the productivity of our newer comparable stores
             (in millions, except per share data)                 opened in 2000, which performed below the Company's sales
                                                      EXCLUDING   targets.
                                                         NON-
                            AS       NON-COMPARABLE   COMPARABLE  Net sales consist of gross sales to customers net of
                         REPORTED        ITEMS          ITEMS     returns, discounts and incentives. Provisions for estimated
----------------------------------------------------------------  future sales returns when material are recorded in the period that the related sales are recorded. The Company
Net sales..............   $1,823.8             --       $1,823.8  determines the amount of provision based on historical
Gross profit...........      742.5          (3.8)          746.3  information. Sales discounts, coupons and other similar
Selling, general and                                              incentives are recorded as a reduction of sales revenue in
 administrative                                                   the period when the related sales are recorded.
 expenses..............      652.0             --          652.0
Restructuring and asset                                           The Company's core business strategy is to offer a broad and
 impairment charge.....       34.0           34.0             --  deep selection of high quality brand name "linens" (e.g.,
Litigation charge......        4.0            4.0             --  bedding, towels and table linens) and "things" (e.g.,
                        ----------    -----------    -----------  housewares and home accessories) merchandise. The Company
Operating profit.......       52.5         (41.8)           94.3  has balanced its merchandise mix from being driven primarily
Interest expense, net..        3.9             --            3.9  by the "linens" side of its business to a fuller selection
                        ----------    -----------    -----------  of "linens" and "things." The Company estimates that the
Income before income                                              "things" side of its business has increased from less than
 taxes.................       48.6         (41.8)           90.4  10% of net sales in fiscal 1991 to over 40% in fiscal 2001.
Provision for income                                              For the fiscal year ended 2001, net sales of "linens"
 taxes.................       18.9         (15.6)           34.5  merchandise increased approximately 10% over the prior year,
                        ----------    -----------    -----------  while net sales of "things" merchandise increased
Net income.............      $29.7        ($26.2)          $55.9  approximately 20% over the prior year. The greater increase
                        ==========    ===========    ===========  in net sales for "things" merchandise primarily resulted
Basic earnings per                                                from the continued expansion of product categories within
share..................      $0.73        ($0.65)          $1.38  the "things" business.
                        ==========    ===========    ===========
Diluted earnings per                                              GROSS PROFIT
 share.................      $0.72        ($0.64)          $1.36
                        ==========    ===========    ===========  Gross profit for fiscal 2001 was $746.3 million, or 40.9% of net sales, compared with $643.3 million, or 40.9% of net
To provide a more meaningful comparison of operating              sales, in fiscal 2000. Gross margin
performance between fiscal years, the remaining Consolidated
Results of Operations discussion excludes the impact of
non-comparable items.

FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED WITH FISCAL
YEAR ENDED DECEMBER 30, 2000

NET SALES

Net sales for fiscal 2001 were $1,823.8 million, an increase of 16.0% over fiscal 2000 sales of $1,572.6 million, primarily as a result of new store openings. The Company opened 63 superstores and closed three stores in fiscal
2001, as compared with opening 57 superstores and closing four stores in fiscal 2000. At fiscal year end 2001, the Company operated 343 stores, including 11 stores in Canada, as compared with 283 stores at fiscal


as a percentage of net sales remained the same principally        FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED WITH FISCAL
due to improved mark-on as a result of product mix and the        YEAR ENDED JANUARY 1, 2000
increased penetration of the Company's proprietary products,
which represented over 10% of total net sales in fiscal           NET SALES
2001, as well as lower freight expenses. This was offset by
an increase in markdowns primarily as a result of an              Net sales for fiscal 2000 were $1,572.6 million, an increase
increase in promotional activity.                                 of 20.9% over fiscal 1999 sales of $1,300.6 million,
                                                                  primarily as a result of new store openings as well as
EXPENSES                                                          comparable store net sales increases. The Company opened 57 superstores and closed four stores in fiscal 2000, compared
The Company's selling, general and administrative ("SG&A")        with opening 43 superstores and closing nine stores in
expenses consist of store selling expenses, occupancy costs,      fiscal 1999. At fiscal year end 2000, the Company operated
advertising expenses and corporate office expenses. SG&A          283 stores compared with 230 stores at fiscal year end 1999.
expenses for fiscal 2001 were $652.0 million, or 35.7% of         Store square footage increased 24.1% to 9,836,000 at
net sales, as compared with $536.2 million, or 34.1% of net       December 30, 2000 compared with 7,925,000 at January 1,
sales, in fiscal 2000. The increase as a percentage of net        2000. Comparable store net sales increased 3.7% in fiscal
sales is attributable to the de-leveraging in the Company's       2000 compared with 5.4% in fiscal 1999. Comparable store net
operating expenses, primarily occupancy costs, reflecting         sales were driven predominately by higher consumer traffic.
lower sales productivity. However, the increase was
partially offset by the leverage of corporate office              The Company's average net sales per store was $6.2 million
expenses.                                                         in fiscal 2000 and fiscal 1999. For the fiscal year ended
                                                                  2000, net sales of "linens" merchandise increased
Operating profit for fiscal 2001 was $94.3 million, or 5.2%       approximately 18% over the prior year, while net sales of
of net sales, down from $107.1 million, or 6.8% of net sales      "things" merchandise increased approximately 25% over the
during fiscal 2000.                                               prior year. The greater increase in net sales for "things"
                                                                  merchandise primarily resulted from the continued expansion
Net interest expense in fiscal 2001 increased to $3.9             in this product category.
million from $1.9 million during fiscal 2000. This increase
was due to a higher net average loan balance than in fiscal       GROSS PROFIT
2000 in order to fund the Company's operations.
                                                                  Gross profit for fiscal 2000 was $643.3 million, or 40.9% of
The Company's income tax expense for fiscal 2001 was $34.5        net sales, compared with $528.2 million, or 40.6% of net
million, compared with $40.2 million during fiscal 2000. The      sales, in fiscal 1999. This increase as a percentage of net
Company's effective tax rate was 38.2% in fiscal 2001 and in      sales resulted from overall improved selling mix, increased
fiscal 2000.                                                      penetration of seasonal and proprietary product and
                                                                  improvements in buying. In addition, the Company had lower freight and related distribution costs as a percentage of
NET INCOME                                                        net sales as a result of the leveraging of the Company's
                                                                  centralized distribution network.
As a result of the factors described above, net income for
fiscal 2001 excluding non-comparable items was $55.9              EXPENSES
million, or $1.36 per share on a fully diluted basis,
compared with $64.9 million, or $1.60 per share on a fully        SG&A expenses for fiscal 2000 were $536.2 million, or 34.1%
diluted basis in fiscal 2000.                                     of net sales, compared with



$443.6 million, or 34.1% of net sales, in fiscal 1999.            stipulated in the Credit Agreement, including a fixed rate
Corporate office and promotional expenses were leveraged,         plus LIBOR based rate. The Credit Agreement contains certain
which were offset by investments in store payroll in order        financial covenants, including those relating to the
to continue to improve our guest service levels.                  maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the
Operating profit for fiscal 2000 increased to $107.1              end of fiscal 2001, the Company was in compliance with the
million, or 6.8% of net sales, up from $84.6 million, or          terms of the Credit Agreement. The Credit Agreement also
6.5% of net sales during fiscal 1999.                             contains a covenant that limits the amount of cash
                                                                  dividends, pursuant to which the amount of dividends may not
Net interest expense in fiscal 2000 increased to $1.9             exceed the sum of $50 million plus on a cumulative basis an
million, up from $43,000 during fiscal 1999. This increase        amount equal to 50% of the consolidated net income for each
was due to higher net average loan balances and higher            fiscal quarter, commencing with the fiscal quarter ending
interest rates during fiscal 2000.                                September 30, 2000. The Company has never paid cash
                                                                  dividends. At various times throughout fiscal 2001 and 2000,
The Company's income tax expense for fiscal 2000 was $40.2        the Company borrowed against the Credit Agreement and the
million, compared with $32.5 million during fiscal 1999. The      1998 Credit Agreement for seasonal working capital needs. At
Company's effective tax rate was 38.2% in fiscal 2000             the end of fiscal 2001, the Company had $29.7 million of
compared with 38.4% in fiscal 1999.                               borrowings at a weighted average interest rate of 3.1%. At the end of fiscal 2000, the Company had $3.9 million of
NET INCOME                                                        borrowings at a weighted average interest rate of 7.5%. In addition, as of December 29, 2001 and December 30, 2000, the
Net income for fiscal 2000 was $64.9 million, or 4.1% of net      Company had $21.6 million and $22.3 million, respectively,
sales, compared with $52.1 million, or 4.0% of net sales in       of letters of credit outstanding, which were primarily used
fiscal 1999.                                                      for merchandise purchases.

LIQUIDITY AND CAPITAL RESOURCES                                   Net cash provided by operating activities for the fiscal
                                                                  year ended 2001 was $44.3 million compared with $54.1
The Company's capital requirements are primarily for new          million for the same period in fiscal 2000. The change in
store expenditures, new store inventory purchases and             net cash used in operating activities was primarily
seasonal working capital. These requirements have been            attributed to the timing of vendor payments impacted by a
funded through a combination of internally generated cash         decline in inventory turn. Net cash provided by operating
flow from operations, credit extended by suppliers and            activities is our principal source of liquidity and
short-term borrowings.                                            therefore, a decline in demand for the Company's product
                                                                  offerings could impact the availability of funds for store
The Company has available a $150 million senior revolving         expansion.
credit facility agreement (the "Credit Agreement") with
third party institutional lenders, expiring October 20,           Net cash used in investing activities for the fiscal year
2003. The Credit Agreement also allows for up to $40 million      ended 2001 was $100.0 million, compared with $70.4 million
in borrowings from uncommitted lines of credit outside of         for the same period in fiscal 2000. Fiscal year 2001
the Credit Agreement. The Credit Agreement replaced the 1998      included an increase in capital expenditures associated with
$90 million revolving line of credit which allowed for up to      the opening of 63 new stores compared with 57 new stores in
$25 million in borrowings from uncommitted lines of credit        fiscal 2000, capital expenditures related to the Company's
(the "1998 Credit Agreement"). Interest on all borrowings is      third distribution center which is scheduled to open
determined based upon several alternative rates as


in the Spring 2002 and an increase in the number of store
remodels in fiscal 2001 compared with fiscal 2000. The            MARKET RISK DISCLOSURE
Company currently estimates capital expenditures will be
approximately $75 million to $80 million in fiscal 2002,          The Company continuously evaluates the market risk
primarily for an estimated 50 new stores, store remodels,         associated with its financial instruments. Market risks
the third distribution center and system enhancements.            relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The
Net cash provided by financing activities for the fiscal          Company does not engage in financial transactions for
year ended 2001 was $32.7 million compared with $9.2 million      trading or speculative purposes.
for the same period in fiscal 2000. The increase was
principally due to an increase in short-term borrowings to        INTEREST RATE RISK
fund the Company's operations.                                    The Company's financial instruments include cash and cash
                                                                  equivalents and short-term borrowings. The Company's
As discussed in Note 9 to the Consolidated Financial              obligations are short-term in nature and generally have less
Statements, the Company is committed for future minimum           than a 30-day commitment. The Company is exposed to interest
rental payments primarily for its retail stores for amounts,      rate risks primarily through borrowings under the Credit
which aggregate approximately $2.0 billion. In addition, as       Agreement. Interest on all borrowings is based upon several
of January 30, 2002, the Company had fully executed leases        alternative rates as stipulated in the Credit Agreement,
for 44 stores planned to open in fiscal 2002.                     including a fixed rate plus LIBOR based rate. At December
                                                                  29, 2001, the Company had $29.7 million in borrowings under
Management regularly reviews and evaluates its liquidity and      the Credit Agreement at an average interest rate of 3.1%
capital needs. The Company experiences peak periods for its       (see Note 7 to the Consolidated Financial Statements). The
cash needs during the course of its fiscal year, with such        Company believes that its interest rate risk is minimal as a
peak periods generally expected during the second quarter         hypothetical 10% increase or decrease in interest rates in
and fourth quarter of the current fiscal year. As the             the associated debt's variable rate would not materially
Company's business continues to grow and its current store        affect the Company's results of operations or cash flows.
expansion plan implemented, such peak periods may require         The Company does not use derivative financial instruments in
increases in the amounts available under its credit facility      its investment portfolio.
from those currently existing and/or other debt or equity
funding. The Company currently believes it would have access      FOREIGN CURRENCY RISK
to necessary additional debt and/or capital markets funding       The Company enters into some purchase obligations outside of
as such needs may require. Management currently believes          the United States, which are predominately settled in U.S.
that the Company's cash flows from operations, credit             dollars and, therefore, the Company has only minimal
extended by suppliers, its existing credit facilities,            exposure to foreign currency exchange risks. The Company
uncommitted lines of credit, and such other or additional         does not hedge against foreign currency risks and believes
debt or capital markets funding as it may seek to obtain,         that foreign currency exchange risk is immaterial.
will be sufficient to fund its expected capital expenditure,
working capital and non-acquisition business expansion            In addition, the Company operated 11 stores in Canada as of
requirements for the foreseeable future.                          December 29, 2001. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10%
                                                                  strengthening or weakening of the U.S. dollar relative to
                                                                  the Canadian dollar would not materially affect the
                                                                  Company's results of operations or cash flows.


                                                                  records free merchandise in cost of goods sold as required
INFLATION AND SEASONALITY                                         by the new EITF consensus.

The Company does not believe that its operating results have
been materially affected by inflation during the preceding        In July 2001, the FASB issued SFAS No. 142, "Goodwill and
three years. There can be no assurance, however, that the         Intangible Assets" ("SFAS No. 142"), which supercedes APB
Company's operating results will not be affected by               Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminated
inflation in the future.                                          the current requirement to amortize goodwill and intangible assets with indefinite useful lives, addresses the
The Company's business is subject to substantial seasonal         amortization of intangible assets with finite useful lives
variations. Historically, the Company has realized a              and addresses the impairment testing and recognition for
significant portion of its net sales and net income for the       goodwill and intangible assets. The Company is required to
year during the third and fourth quarters. The Company's          adopt SFAS No. 142 in fiscal 2002. As a result of adopting
quarterly results of operations may also fluctuate                SFAS No. 142, the Company will no longer amortize goodwill,
significantly as a result of a variety of other factors,          which was approximately $850,000 annually.
including the timing of new store openings. The Company
believes this is the general pattern associated with its          In June 2001, the FASB issued SFAS No. 143, "Accounting for
segment of the retail industry and expects this pattern will      Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143
continue in the future. Consequently, comparisons between         addresses financial accounting and reporting for obligations
quarters are not necessarily meaningful and the results for       associated with the retirement of tangible long-lived assets
any quarter are not necessarily indicative of future              and the associated asset retirement costs. This statement
results.                                                          requires that the fair value of a liability for an asset
                                                                  retirement obligation be recognized in the period in which
RECENT ACCOUNTING PRONOUNCEMENTS                                  it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal
The Company has adopted Statement of Financial Standards          2003. The Company already recognizes the fair value of a
("SFAS") No. 133, "Accounting for Derivative Instruments and      liability for an asset retirement obligation in the period
Hedging Activities" ("SFAS No. 133"). This statement was          in which it is incurred.
effective for the first quarter of fiscal years beginning
after June 15, 2000. For the Company, implementation was          In August 2001, the FASB issued SFAS No. 144, "Accounting
required for the first quarter of fiscal 2001. The                for the Impairment or Disposal of Long-Lived Assets" ("SFAS
implementation of SFAS No. 133 did not have a significant         No. 144"), which supersedes both FASB Statement No. 121,
effect on the Company's results of operations or financial        "Accounting for the Impairment of Long-Lived Assets and for
position.                                                         Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and
                                                                  the accounting and reporting provisions of APB Opinion No.
At a recent FASB Emerging Issues Task Force ("EITF")              30, "Reporting the Results of Operations-Reporting the
meeting, a consensus was reached with respect to the issue        Effects of Disposal of a Segment of a Business, and
of "Accounting for Certain Sales Incentives," including           Extraordinary, Unusual and Infrequently Occurring Events and
point of sale coupons, rebates and free merchandise. The          Transactions" ("APB No. 30") for the disposal of a segment
consensus included a conclusion that the value of such sales      of a business. The fundamental provisions in SFAS No. 121
incentives that result in a reduction of the price paid by        for recognizing and measuring impairment losses on
the customer should be netted against sales and not               long-lived assets held for use and long-lived assets
classified as a sales or marketing expense. In April 2001,
the EITF delayed the effective date for this consensus to
2002. The Company already includes such sales incentives as
a reduction of sales and


to be disposed of by sales have been retained by SFAS No.         management determines to close a store. Such estimates may
144. SFAS No. 144 also retains the basic provisions of APB        be subject to change should actual results differ.
No. 30 on how to present discontinued operations in the
income statement and also broadens that presentation to
include a component of an entity (rather than a segment of a      FORWARD-LOOKING STATEMENTS
business). An impairment assessment under SFAS No. 144 will
no longer result in a write-down of goodwill. Instead,            This annual report contains forward-looking statements
goodwill will be evaluated for impairment under SFAS No.          within the meaning of The Private Securities Litigation
142, Goodwill and Other Intangible Assets.                        Reform Act of 1995. The statements are made a number of
                                                                  times and may be identified by such forward-looking
SFAS No. 144 is effective for the Company in fiscal 2002.         terminology as "expect," "believe," "may," "will," "could",
The Company does not expect the adoption of SFAS No. 144 for      "intend," "plan," "target" and similar statements or
long-lived assets held for use to have a material impact on       variations of such terms. All of our "outlook" information
the Company's financial statements as the impairment              constitutes forward-looking information. All such
assessment under SFAS No. 144 is predominately unchanged          forward-looking statements are based on our current
from SFAS No. 121.                                                expectations, assumptions, estimates and projections about our Company and involve certain significant risks and
CRITICAL ACCOUNTING POLICIES                                      uncertainties, including levels of sales, store traffic,
                                                                  acceptance of product offerings and fashions, the success of
The preparation of financial statements in conformity with        our new business concepts and seasonal concepts, the success
accounting principles generally accepted in the United            of our new store openings, competitive pressures from other
States of America requires management to make estimates and       home furnishings retailers, the success of the Canadian
assumptions that affect the reported amounts of assets and        expansion, availability of suitable future store locations,
liabilities and disclosure of contingent assets and               schedule of store expansion and of planned closings, the
liabilities at the date of the financial statements and the       impact of the bankruptcies and consolidations in our
reported amounts and timing of revenues and of expenses           industry, the impact on consumer spending as a result of a
during the reporting period. The Company's management             slowing consumer economy and a highly promotional retail
believes the following critical accounting policies, among        environment. Actual results may differ materially from such
others, involve significant estimates and judgments inherent      forward-looking statements. These and other important risk
in the preparation of the consolidated financial statements.      factors are included in the "Risk Factors" section of the
The Company estimates future sales returns, and when              Company's Registration Statement on Form S-1 as filed with
material, records a provision in the period that the related      the Securities and Exchange Commission on May 29, 1997, and
sales are recorded based on historical information. Should        may be contained in subsequent reports filed with the
actual returns differ from the Company's estimates,               Securities and Exchange Commission. You are urged to
revisions to estimated sales return may be required. The          consider all such factors. In light of the uncertainty
Company records estimated inventory shrink expense based          inherent in such forward-looking statements, you should not
upon historical experience between the dates of physical          consider their inclusion to be a representation that such
inventories. Although inventory shrink rates have not             forward-looking matters will be achieved. The Company
fluctuated significantly over the past several years, should      assumes no obligation for updating any such forward-looking
actual inventory shrink rates differ from the Company's           statements to reflect actual results, changes in assumptions
estimates, revisions to inventory shrink expense may be           or changes in other factors affecting such forward-looking
required. The Company records estimated store closure costs       statements.
in the period in which


CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
====================================================================================================================================
                                                                    DECEMBER 29,             DECEMBER 30,             JANUARY 1,
FISCAL YEAR ENDED                                                      2001                      2000                   2000
====================================================================================================================================

NET SALES.................................................               $1,823,803               $1,572,576             $1,300,632
Cost of sales, including buying and
   distribution costs.....................................                1,081,259                  929,305                772,453
                                                               ---------------------    ---------------------    -------------------

GROSS PROFIT..............................................                  742,544                  643,271                528,179
Selling, general and administrative expenses..............                  652,058                  536,179                443,627
Restructuring and asset impairment charge.................                   34,006                       --                     --
Litigation charge.........................................                    4,000                       --                     --
                                                               ---------------------    ---------------------    -------------------

OPERATING PROFIT..........................................                   52,480                  107,092                 84,552
       Interest income....................................                     (27)                    (198)                  (368)
       Interest expense...................................                    3,897                    2,139                    411
                                                               ---------------------    ---------------------    -------------------
Interest expense, net.....................................                    3,870                    1,941                     43
                                                               ---------------------    ---------------------    -------------------
Income before income taxes................................                   48,610                  105,151                 84,509
Provision for income taxes................................                   18,861                   40,214                 32,457
                                                               ---------------------    ---------------------    -------------------

NET INCOME................................................                 $ 29,749                 $ 64,937               $ 52,052
                                                               =====================    =====================    ===================

Per share of common stock:

BASIC
Net income................................................                 $   0.73                  $  1.63               $   1.32

Weighted average shares outstanding.......................                   40,508                   39,785                 39,339

DILUTED
Net income................................................                 $   0.72                  $  1.60               $   1.27

Weighted average shares outstanding.......................                   41,193                   40,712                 40,907

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
====================================================================================================================================
                                                                                          DECEMBER 29,            DECEMBER 30,
                                                                                              2001                    2000
====================================================================================================================================
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents................................................                 $  15,437                $ 38,524
      Accounts receivable......................................................                    40,835                  31,508
      Inventories..............................................................                   492,307                 437,258
      Prepaid expenses and other current assets................................                    15,691                  13,233
      Current deferred taxes...................................................                    23,524                  12,127
                                                                                      --------------------    --------------------
    TOTAL CURRENT ASSETS.......................................................                   587,794                 532,650
      Property and equipment, net..............................................                   312,403                 262,409
      Goodwill, net of accumulated amortization of $9,064
         at December 29, 2001 and $8,214 at December 30, 2000..................                    18,126                  18,977
      Deferred charges and other non-current assets, net.......................                     9,116                   7,521
                                                                                      --------------------    --------------------
TOTAL ASSETS...................................................................                 $ 927,439               $ 821,557
                                                                                      ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable.........................................................                 $ 180,840               $ 183,473
      Accrued expenses and other current liabilities...........................                   149,201                 118,580
      Short-term borrowings ...................................................                    29,675                   3,903
                                                                                      --------------------    --------------------
    TOTAL CURRENT LIABILITIES..................................................                   359,716                 305,956
      Deferred income taxes and other long-term liabilities....................                    69,508                  56,607

    SHAREHOLDERS' EQUITY:
      Preferred stock, $0.01 par value; 1,000,000 shares authorized;
         none issued and outstanding...........................................                        --                      --
      Common stock, $0.01 par value; 135,000,000 shares authorized; 40,872,008 shares issued and 40,624,374 shares outstanding at December 29, 2001;
         40,173,441 shares issued and 40,059,126 shares outstanding at December
         30, 2000..............................................................                       409                     402
      Additional paid-in capital...............................................                   245,234                 231,547
      Retained earnings........................................................                   259,935                 230,186
      Accumulated other comprehensive (loss) income ...........................                     (417)                     289
      Treasury stock, at cost; 247,634 shares at December 29, 2001 and 114,315
         shares at December 30, 2000...........................................                   (6,946)                 (3,430)
                                                                                      --------------------    --------------------
    TOTAL SHAREHOLDERS' EQUITY.................................................                   498,215                 458,994
                                                                                      --------------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................                 $ 927,439               $ 821,557
                                                                                      ====================    ====================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                   COMMON STOCK                ADDITIONAL                          FOREIGN CURRENCY
                                                   ------------                  PAID-IN          RETAINED            TRANSLATION
                                               SHARES            AMOUNT          CAPITAL          EARNINGS            ADJUSTMENT
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

BALANCE AT DECEMBER 31, 1998..............      39,037,948          $391          $211,378           $113,197                  $ --
Net income................................               --            --                --            52,052                    --
Common stock issued under stock
   incentive plans........................          463,978             5             9,373                --                    --
Purchase of treasury stock................         (23,144)            --                --                --                    --
                                          ------------------    ----------    --------------    --------------     -----------------
BALANCE AT JANUARY 1, 2000................       39,478,782           396           220,751           165,249                    --
Net income................................              --            --                --             64,937                    --
Currency translation adjustment...........              --            --                --                --                     289

Comprehensive earnings...............
Common stock issued under stock
   incentive plans........................          618,182             6            10,796                --                     --
Purchase of treasury stock................         (37,838)            --                --               --                     --
                                          ------------------    ----------    --------------    --------------     -----------------
BALANCE AT DECEMBER 30, 2000..............       40,059,126           402           231,547           230,186                    289
Net income................................               --            --                --            29,749                     --
Currency translation adjustment...........              --            --                --                --                   (706)

Comprehensive earnings...............
Common stock issued under stock
   incentive plans........................          698,567             7            13,687                --                     --
Purchase of treasury stock................        (133,319)            --                --                --                     --
                                          ------------------    ----------    --------------    --------------     -----------------
BALANCE AT DECEMBER 29, 2001..............       40,624,374          $409          $245,234          $259,935                 $(417)
                                          ==================    ==========    ==============    ==============     =================

                                           -------------------------------------



                                                  TREASURY
                                                    STOCK            TOTAL
                                           -------------------------------------


BALANCE AT DECEMBER 31, 1998..............          $(1,390)          $323,576
Net income................................                --             52,052
Common stock issued under stock
   incentive plans........................                --              9,378
Purchase of treasury stock................           (1,044)            (1,044)
                                                 ------------    ---------------
BALANCE AT JANUARY 1, 2000................           (2,434)            383,962
Net income................................               --              64,937
Currency translation adjustment...........               --                 289
                                                                 ---------------
Comprehensive earnings...............                                    65,226
Common stock issued under stock
   incentive plans........................                --             10,802
Purchase of treasury stock................             (996)              (996)
                                                 ------------    ---------------
BALANCE AT DECEMBER 30, 2000..............           (3,430)            458,994
Net income................................                --             29,749
Currency translation adjustment...........                --              (706)
                                                                 ---------------
Comprehensive earnings...............                                    29,043
Common stock issued under stock
   incentive plans........................                --             13,694
Purchase of treasury stock................           (3,516)            (3,516)
                                                ------------    ---------------
BALANCE AT DECEMBER 29, 2001..............          $(6,946)           $498,215
                                                ============    ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
              ----------------------------------------------------
                                                            DECEMBER 29, 2001            DECEMBER 30,              JANUARY 1,
FISCAL YEAR ENDED                                                                            2000                     2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................                 $ 29,749                  $ 64,937                $ 52,052
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization.....................                   40,113                    32,432                  26,521
     Deferred income taxes.............................                  (6,025)                     5,075                   3,784
     Loss on disposal of assets........................                    1,335                       807                     868
     Federal tax benefit from common stock
          issued under stock incentive plans...........                    3,671                     4,480                   4,669
     Restructuring and asset impairment charge.........                   37,837                        --                      --
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable......                  (9,364)                  (10,663)                   1,978
       Increase in inventories.........................                 (59,720)                  (94,450)                (71,292)
       Increase in prepaid expenses and other
           current assets..............................                  (1,532)                   (2,470)                 (1,551)
       Increase in deferred charges
          and other non-current assets.................                  (2,060)                   (2,489)                 (1,062)
       (Decrease) increase in accounts payable.........                  (2,510)                    38,556                  29,130
       Increase in accrued expenses
             and other liabilities.....................                   12,764                    17,904                  24,480
                                                          -----------------------    ----------------------    --------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...........                   44,258                    54,119                  69,577
                                                          -----------------------    ----------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.................                (100,028)                  (70,405)                (70,129)
                                                          -----------------------    ----------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under
     stock incentive plans.............................                   10,023                     6,322                   4,709
   Purchase of treasury stock..........................                  (3,516)                     (996)                 (1,044)
   Increase in short-term borrowings...................                   26,182                     3,857                      --
                                                          -----------------------    ----------------------    --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES...........                   32,689                     9,183                   3,665
                                                          -----------------------    ----------------------    --------------------

   Effect  of  exchange  rate  changes  on cash and cash
     equivalents.......................................                      (6)                     (124)                      --
   Net (decrease) increase in cash and cash equivalents
                                                                        (23,087)                   (7,227)                   3,113
   Cash and cash equivalents at beginning of
        year...........................................                   38,524                    45,751                  42,638
                                                          -----------------------    ----------------------    --------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............                 $ 15,437                  $ 38,524                $ 45,751
                                                          =======================    ======================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
   Interest (net of amounts capitalized)...............                 $  4,059                  $  2,500                  $  747
   Income taxes........................................                 $ 23,514                  $ 25,102                $ 20,889

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------   STORE OPENING AND CLOSING COSTS

1.   BUSINESS                                                        New store opening costs are charged to expense as incurred.
                                                                     In the event a store is closed before its lease has expired,
     Linens 'n Things, Inc. and its subsidiaries (collectively       the remaining lease obligation, less anticipated sublease
     the "Company") operate in one segment, the retail industry,     rental income and asset impairment charges related to
     and had 343 stores in 43 states across the United States and    improvements and fixtures and other miscellaneous closing
     four Provinces in Canada as of the fiscal year ended            costs is provided for in the period in which management
     December 29, 2001. The Company's stores emphasize a broad       determines to close a store.
     assortment of home textiles, housewares and home
     accessories, carrying both national brand and private label     For fiscal 2001, the Company recorded a pre-tax
     goods.                                                          restructuring and asset impairment charge of $37.8 million related to the accelerated closing of 17 under-performing
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                      stores (See Note 3 to the Consolidated Financial
                                                                     Statements). For fiscal 2000 and 1999, all expenditures
     BASIS OF PRESENTATION                                           related to store closings had been made and therefore, there were no reserves for store closings at the end of fiscal
     The consolidated financial statements include those of          2000 or 1999.
     Linens 'n Things, Inc. and its wholly-owned subsidiaries.
     All significant inter-company balances and transactions have    FINANCIAL INSTRUMENTS
     been eliminated.
                                                                     Cash and cash equivalents, accounts receivable, accounts
     FISCAL PERIODS                                                  payable and accrued expenses are reflected in the
                                                                     consolidated financial statements at carrying values which
     The Company utilizes a 52/53-week period ending on the          approximate fair value due to the short-term nature of these
     Saturday nearest the last day of December. Accordingly,         instruments. The carrying value of the Company's borrowings
     fiscal 2001, 2000 and 1999 were 52-week periods, which ended    approximates the fair value based on the current rates
     on December 29, 2001, December 30, 2000 and January 1, 2000,    available to the Company for similar instruments.
     respectively.
                                                                     CASH AND CASH EQUIVALENTS
     REVENUE RECOGNITION
                                                                     Cash equivalents are considered, in general, to be those
     The Company recognizes revenue at the time of sale of           securities with maturities of three months or less when
     merchandise to its customers. Provisions for estimated          purchased.
     future sales returns when material are recorded in the
     period that the related sales are recorded. The Company         PROPERTY AND EQUIPMENT
     determines the amount of provision based on historical
     information. Sales discounts, coupons and other similar         Property and equipment are stated at cost. Depreciation is
     incentives are recorded as a reduction of sales revenue in      computed on a straight-line basis over the estimated useful
     the period when the related sales are recorded.                 lives of the assets (40 years for buildings and 5 to 15
                                                                     years for furniture, fixtures and equipment). Capitalized
     INVENTORIES                                                     software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years, beginning in
     Inventories consist of finished goods merchandise purchased     the year placed in service. Leasehold improvements are
     from domestic and foreign vendors and are carried at the        amortized over the shorter of the related lease term or the
     lower of cost or market; cost is determined by the retail       economic lives of the related assets.
     inventory method of accounting. Amounts are removed from
     inventory at the average cost method.                           Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized
     DEFERRED RENT                                                   after making the necessary adjustments to the asset and
                                                                     accumulated depreciation accounts of the items renewed or
     The Company accrues for scheduled rent increases contained      replaced.
     in its leases on a straight-line basis over the
     non-cancelable lease term.


IMPAIRMENT OF LONG-LIVED ASSETS                                      using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are
Long-lived assets, including fixed assets and goodwill, are          expected to be recovered or settled. The effect on deferred
reviewed for impairment whenever events or changes in                tax assets and liabilities of a change in statutory tax
circumstances indicate that the carrying amount of an asset          rates is recognized in income in the period that includes
may not be recoverable. If events or changes in                      the enactment date.
circumstances indicate that the carrying amount of an asset
may not be recoverable, the Company estimates the                    STOCK BASED COMPENSATION
undiscounted future cash flows to result from the use of the
asset and its ultimate disposition. If the sum of the                The Company grants stock options and restricted stock for a
undiscounted cash flows is less than the carrying value, the         fixed number of shares to employees. The exercise prices of
Company recognizes an impairment loss, measured as the               the stock options are equal to the fair market value of the
amount by which the carrying value exceeds the fair value of         underlying shares at the date of grant. The Company has
the asset. Fair value would generally be determined by               adopted the disclosure provisions of Statement of Financial
market value. Assets to be disposed of are reported at the           Accounting Standards No. 123 ("SFAS No. 123"), "Accounting
lower of the carrying amount or fair value less costs to             for Stock-Based Compensation". In accordance with the
sell.                                                                provisions of SFAS No. 123, the Company accounts for stock option grants and restricted stock grants in accordance with
DEFERRED CHARGES                                                     Accounting Principles Board ("APB") Opinion No. 25,
                                                                     "Accounting for Stock Issued to Employees". Accordingly, the
Deferred charges, principally beneficial leasehold costs,            Company does not recognize compensation expense for stock
are amortized on a straight-line basis, generally over the           option grants and amortizes restricted stock grants at fair
remaining life of the leasehold acquired.                            market value over specified vesting periods.

GOODWILL                                                             EARNINGS PER SHARE

Prior to fiscal 2002, the excess of acquisition costs over           The Company presents earnings per share on a "basic" and
the fair value of net assets acquired was amortized on a             "diluted" basis. Basic earnings per share is computed by
straight-line basis over 32 years. Beginning in fiscal 2002,         dividing net income by the weighted- average number of
the Company will adopt SFAS No. 142, "Goodwill and                   shares outstanding during the period. Diluted earnings per
Intangible Assets" which no longer permits the amortization          share is computed by dividing net income by the weighted
of goodwill.                                                         average number of shares outstanding adjusted for dilutive common stock equivalents.
COSTS OF SALES
                                                                     The calculation of basic and diluted earnings per share
In addition to the cost of inventory sold, the Company               ("EPS") for fiscal 2001, 2000 and 1999 is as follows (in
includes its buying and distribution expenses in its cost of         thousands, except per share amounts):
sales. Buying expenses include all direct and indirect costs
to procure merchandise. Distribution expenses include the                                            FISCAL YEAR ENDED
cost of operating the Company's distribution centers and             ------------------------------------------------------------
freight expense related to transporting merchandise.                                           2001           2000          1999
                                                                     ------------------------------------------------------------
ADVERTISING COSTS                                                    Net Income............ $29,749        $64,937       $52,052
                                                                                            ========     ==========    ==========
The Company expenses the production costs of advertising at          Average Shares
the commencement date of the advertisement. Advertising              Outstanding:
costs were $49.7 million, $39.6 million and $35.6 million            Basic                   40,508         39,785        39,339
for fiscal years 2001, 2000 and 1999, respectively.                   Effect of outstanding
                                                                      stock options and
INCOME TAXES                                                          restricted stock
                                                                      grants                    685            927         1,568
Deferred tax assets and liabilities are recognized for the                                  --------     ----------    ----------
future tax consequences attributable to differences between          Diluted...............  41,193         40,712        40,907
the financial statement carrying amounts of existing assets                                 ========     ==========    ==========
and liabilities and their respective tax bases. Deferred tax         Earnings per share
assets and liabilities are measured                                   Basic................  $.0.73         $ 1.63        $ 1.32
                                                                                            ========     ==========    ==========
                                                                      Diluted..............  $.0.72         $ 1.60        $ 1.27
                                                                                            ========     ==========    ==========

                                                                     Options for which the exercise price was greater than the
                                                                     average market price of common shares as of the fiscal years ended 2001, 2000 and 1999 were not included in the
                                                                     computation of diluted earnings per share. These consisted of options totaling 1,495,000 shares, 1,543,000 shares and
                                                                     43,000 shares, respectively. Restricted stock grants
                                                                     excluded from the computation of diluted earnings


   per share due to the application of the treasury stock             In connection with this initiative, the Company recorded a
   method were 13,000 shares , 20,000 shares and 3,000 shares         pre-tax restructuring and asset impairment charge of $37.8
   for fiscal years ended 2001, 2000 and 1999, respectively.          million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. Of the $37.8 million, $34.0 million is included
   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS        in restructuring and asset impairment charge and $3.8
                                                                      million is recorded in cost of sales. The estimated
   The preparation of financial statements in conformity with         after-tax cash portion, which will be paid in cash, is
   accounting principles generally accepted in the United             approximately $15.2 million and the after-tax non-cash
   States of America requires management to make estimates and        portion of the charge is approximately $8.5 million.
   assumptions that affect the reported amounts of assets and
   liabilities and disclosure of contingent assets and                A pre-tax reserve of $20.5 million was established for
   liabilities at the date of the financial statements and the        estimated lease commitments for stores to be closed. This
   reported amounts and timing of revenues and of expenses            reserve is included in accrued expenses. The reserve
   during the reporting period. The Company's management              considers estimated sublease income. All of the stores were
   believes the following critical accounting policies, among         leased and as such, the Company will not be responsible for
   others, involve significant estimates and judgments inherent       the disposal of property other than fixtures. A pre-tax
   in the preparation of the consolidated financial statements.       reserve of $9.5 million has been recorded for fixed asset
   The Company estimates future sales returns and, when               impairments for these stores. The fixed asset impairments
   material, records a provision in the period that the related       represent fixtures and leasehold improvements. This charge
   sales are recorded based on historical information. Should         was recorded as a reduction of property and equipment.
   actual returns differ from the Company's estimates,                Additionally, a pre-tax reserve of $4.0 million has been
   revisions to estimated sales return may be required. The           established for other estimated miscellaneous store closing
   Company records estimated inventory shrink expense based           costs. A pre-tax reserve of $3.8 million was recorded in
   upon historical experience between the dates of physical           cost of sales for estimated inventory markdowns below cost
   inventories. Although inventory shrink rates have not              for the stores to be closed.
   fluctuated significantly over the past several years, should actual inventory shrink rates differ from the Company's
   estimates, revisions to inventory shrink expense may be         4. ACCOUNTS RECEIVABLE
   required. The Company records estimated store closure costs
   in the period in which management determines to close a                                                   FISCAL YEAR ENDED
   store. Such estimates may be subject to change should actual      ACCOUNTS  RECEIVABLE,  CONSISTED OF
   results differ.                                                   THE FOLLOWING (IN THOUSANDS):            2001          2000
                                                                     -------------------------------------------------------------
   RECLASSIFICATIONS                                                 Credit card settlements due..........  $16,839       $ 9,489
                                                                     Due from landlords and vendors.......   17,161        20,934
   Certain reclassifications were made to the fiscal 2000 and        Other................................    6,835         1,085
   1999 consolidated financial statements in order to conform                                             ----------    ----------
   to the fiscal 2001 presentation.                                                                         $40,835       $31,508
                                                                     -------------------------------------------------------------
3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGE
                                                                        Due to the short-term nature and probability of collection,
   During the fourth quarter of fiscal 2001, the Company                no allowance for doubtful accounts was deemed necessary as
   developed and committed to a strategic initiative designed           of December 29, 2001 and December 30, 2000.
   to improve store performance and profitability. This
   initiative calls for the closing of 17 under-performing
   stores, which did not meet the Company's profit objectives.     5.   PROPERTY AND EQUIPMENT
   These 17 stores generated sales of approximately $70 million
   in fiscal 2001, or less than 4% of total sales.These stores                                           FISCAL YEAR ENDED
   are geographically dispersed and there are no concentrated      PROPERTY AND EQUIPMENT CONSISTED
   market closings. The closing of these stores will enable the    OF THE FOLLOWING (IN THOUSANDS):          2001         2000
   Company to redeploy its financial, human and infrastructure     ------------------------------------------------------------
   resources to more productive stores.                            Land                                    $  430       $  430
                                                                   Building...........................      4,760        4,760
                                                                   Furniture, fixtures and equipment..    345,917      283,608
                                                                   Leasehold improvements.............     96,154       83,480
                                                                   Computer software..................     11,317        9,905
                                                                                                      ------------ ------------
                                                                                                          458,578      382,183
                                                                   Less:
                                                                        Accumulated depreciation
                                                                         and amortization ............    146,175      119,774
                                                                                                      ------------ ------------
                                                                                                        $ 312,403    $ 262,409
                                                                   ------------------------------------------------------------


6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
                                                                   8.   DEFERRED INCOME TAXES AND OTHER LONG-TERM
                                          FISCAL YEAR ENDED             LIABILITIES
ACCRUED EXPENSES AND OTHER CURRENT
LIABILITIES CONSISTED OF THE              2001         2000        ------------------------------------------------------------
FOLLOWING (IN THOUSANDS):                                          DEFERRED INCOME TAXES AND OTHER          FISCAL YEAR ENDED
---------------------------------------------------------------    LONG-TERM LIABILITIES CONSISTED OF
Restructuring reserve..................  $24,501        $   --     THE FOLLOWING (IN THOUSANDS):
Other taxes payable..............         24,296        18,383
Income taxes payable.............         19,029        22,403                                              2001          2000
Salaries and employee benefits...         15,522        16,834     ------------------------------------------------------------
Other............................         65,853        60,960     Deferred income taxes............     $35,555       $30,198
                                       ----------    ----------    Deferred rent....................      23,336        18,988
                                        $149,201      $118,580     Other............................      10,617         7,421
-------------------------------------- ---------- -- ----------                                          -------       --------
                                                                                                         $69,508       $56,607
Included in "other" are miscellaneous store operating and          ------------------------------------------------------------
corporate office accrued expenses.
                                                                   9.   LEASES

7.   SHORT-TERM BORROWING ARRANGEMENTS                             The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2022. The leases
The Company has available a $150 million senior revolving          generally contain renewal options for periods ranging from 5
credit facility agreement (the "Credit Agreement") with            to 15 years and require the Company to pay costs such as
third party institutional lenders, expiring October 20,            real estate taxes and common area maintenance. Contingent
2003. The Credit Agreement also allows for up to $40 million       rentals are paid based on a percentage of gross sales. Net
in borrowings from uncommitted lines of credit outside of          rental expense for all operating leases was as follows (in
the Credit Agreement. The Credit Agreement replaced the 1998       thousands):
$90 million revolving line of credit, which allowed for up
to $25 million in borrowings from uncommitted lines of                                                FISCAL YEAR ENDED
credit (the "1998 Credit Agreement"). Interest on all              --------------------------------------------------------------
borrowings is determined based upon several alternative                                          2001          2000       1999
rates as stipulated in the Credit Agreement, including a           --------------------------------------------------------------
fixed rate plus LIBOR based rate. The Credit Agreement             Minimum rentals.....        $158,614      $126,286   $102,612
contains certain financial covenants, including those              Contingent rentals..             184           151        212
relating to the maintenance of a minimum tangible net worth,                                 -----------    ---------- ----------
a minimum fixed charge coverage ratio, and a maximum                                            158,798       126,437    102,824
leverage ratio. At the end of fiscal 2001, the Company was         Less: sublease rentals         2,032         1,617      1,614
in compliance with the terms of the Credit Agreement. The                                    -----------    ---------- ----------
Credit Agreement also contains a covenant that limits the                                      $156,766      $124,820   $101,210
amount of cash dividends, pursuant to which the amount of
cash dividends may not exceed the sum of $50 million plus on       --------------------------------------------------------------
a cumulative basis an amount equal to 50% of the
consolidated net income for each fiscal quarter, commencing        At fiscal year end 2001, the future minimum rental payments
with the fiscal quarter ending September 30, 2000. The             required under operating leases and the future minimum
Company has never paid cash dividends. At various times            sublease rentals excluding lease obligations for closed
throughout fiscal 2001 and 2000, the Company borrowed              stores and stores planned to be closed were as follows (in
against the Credit Agreement and the 1998 Credit Agreement         thousands):
for seasonal working capital needs. At the end of fiscal
2001, the Company had $29.7 million of borrowings at a             FISCAL YEAR
weighted average interest rate of 3.1%. At the end of fiscal       -----------------------------------------------------------
2000, the Company had $3.9 million of borrowings at a              2002                                           $   165,610
weighted average interest rate of 7.5%. In addition, as of         2003                                               163,471
December 29, 2001 and December 30, 2000, the Company had           2004                                               159,964
$21.6 million and $22.3 million, respectively, of letters of       2005                                               156,534
credit outstanding, which were primarily used for                  2006                                               154,837
merchandise purchases. The Company is not obligated under          Thereafter................................       1,234,837
any formal or informal compensating balance requirements.                                                        -------------
                                                                                                                  $ 2,035,253
                                                                                                                 -------------
                                                                   Total future minimum sublease rentals.....     $    25,267
                                                                                                                 -------------

                                                                   -----------------------------------------------------------

                                                                   In addition, as of January 30, 2002, the Company had fully executed leases for 44 stores planned to open in fiscal
                                                                   2002.

                                                                   10.  STOCK INCENTIVE PLANS

                                                                   The Company has adopted the 2000 Stock Award and Incentive
                                                                   Plan (the "2000 Plan") and the Broad-Based Equity Plan
                                                                   (collectively, the "Plans"). The 2000 Plan provides for


the granting of options, restricted stock grants and other           At fiscal year end 2001, 1,027,744 stock options were
stock-based awards (collectively, "awards") to key employees         outstanding under the Broad-Based Equity Plan. During fiscal
and non-officer directors. The 2000 Plan replaces both the           2001, 506,921 stock options were granted, 2,387 stock
Company's 1996 Incentive Compensation Plan (the "1996 Plan")         options were exercised and 62,325 stock options were
and the 1996 Non-Employee Directors' Stock Plan (the                 canceled, and 137,946 stock options were exercisable at
"Directors' Plan"). Therefore, no future awards will be made         fiscal year end 2001 under the Broad- Based Equity Plan.
under the 1996 Plan and the Directors' Plan, although
outstanding awards under the 1996 Plan and the Directors'            The following tables summarize information about stock
Plan will continue to be in effect. Under the 2000 Plan, an          option transactions for the Plans, the 1996 Plan and the
aggregate of 2,000,000 shares (plus any shares under                 Directors' Plan:
outstanding awards under the 1996 Plan and the Directors'
Plan which become available for further grants) is available                                                             WEIGHTED-
for issuance of awards. Under the Broad-Based Equity Plan a                                             NUMBER OF        AVERAGE
total of 4,000,000 shares are currently available for                                                    SHARES       EXERCISE PRICE
issuance of awards to regular full time employees (excluding         ===============================================================
all executive officers).
                                                                     Balance at December 31, 1998      2,981,833             $16.39
Stock options under the Plans are granted with exercise              Options granted                     785,450             $31.52
prices at the fair market value of the underlying shares at          Options exercised                   390,038             $10.10
the date of grant. The right to exercise options generally           Options canceled                     68,413             $18.48
commences one to five years after the grant date, and in all                                          -----------    ---------------
events, the options expire ten years after the grant date.           Balance at January 1, 2000        3,308,832             $20.71
Restrictions on restricted stock grants lapse over vesting                                            -----------    ---------------
periods of up to five years. Restricted stock grants are
considered outstanding as of the grant date for purposes of          Options granted                   1,097,060             $21.77
computing diluted EPS and are considered outstanding upon            Options exercised                   537,449             $10.13
vesting for purposes of computing basic EPS.                         Options canceled                     75,401             $27.18
                                                                                                      -----------    ---------------
At fiscal year end 2001, 13,982 restricted stock grants were         Balance at December 30, 2000      3,793,042             $22.43
outstanding under the 1996 Plan and the Directors' Plan.                                              -----------    ---------------
During fiscal 2001, 121,577 restricted stock grants were
released, no restricted stock grants were awarded and no             Options granted                   1,211,579             $18.83
restricted stock grants were canceled under the 1996 Plan            Options exercised                   474,174              $9.17
and the Directors' Plan.                                             Options canceled                    107,814             $25.22
                                                                                                      -----------    ---------------
At fiscal year end 2001, 113,134 restricted stock grants             Balance at December 29, 2001      4,422,633             $22.91
were outstanding under the 2000 Plan. During fiscal 2001,                                             -----------    ---------------
12,660 restricted stock grants were released, 28,667
restricted stock grants were awarded and no restricted stock         ===============================================================
grants were canceled.                                                Options Exercisable as of:
                                                                     January 1, 2000                   1,055,448             $12.25
At fiscal year end 2001, 2,145,581 stock options were                December 30, 2000                 1,212,408             $14.35
outstanding under the 1996 Plan. During fiscal 2001, no              December 29, 2001                 1,480,783             $21.08
stock options were granted, 471,787 stock options were               ===============================================================
exercised and 44,339 stock options were canceled, and
1,168,287 stock options were exercisable at fiscal year end                                       Options Outstanding
2001 under the 1996 Plan. At fiscal year end 2001, 54,800                            -----------------------------------------------
stock options were outstanding under the Directors' Plan.                                                 WEIGHTED-
During fiscal 2001, no stock options were granted, no stock                                               AVERAGE
options were exercised and no stock options were canceled,                                                REMAINING
and 48,800 stock options were exercisable at fiscal year end                             OUTSTANDING     CONTRACTUAL      WEIGHTED-
2001 under the Directors' Plan.                                          RANGE OF           AS OF           LIFE           AVERAGE
                                                                      EXERCISE PRICE  DECEMBER 29, 2001   (IN YEARS)  EXERCISE PRICE
At fiscal year end 2001, 1,194,508 stock options were                =============== =================== ============ ==============
outstanding under the 2000 Plan. During fiscal 2001, 704,658
stock options were granted, no stock options were exercised          $7.75 -$9.75             250,184          4.9          $7.83
and 1,150 stock options were canceled, and 125,750 stock             $9.76 -$14.62              9,300          5.3         $12.16
options were exercisable at fiscal year end 2001 under the           $14.63-$19.50          1,561,123          8.7         $18.42
2000 Plan.                                                           $19.51-$24.37          1,042,773          8.8         $21.55
                                                                     $24.38-$29.25             79,709          6.2         $26.86
                                                                     $29.26-$34.12          1,448,444          7.4         $30.83
                                                                     $34.13-$39.00             10,350          7.9         $36.32
                                                                     $39.01-$43.87             13,850          7.4         $39.82
                                                                     $43.88-$48.75              6,900          7.3         $44.88
                                                                                      ------------------- ------------ -------------
                                                                          TOTAL             4,422,633          8.0         $22.91
                                                                                      =================== ============ =============


                       Options Exercisable                           The effects of applying SFAS No. 123 in this pro forma
               ------------------------------------                  disclosure are not necessarily indicative of future amounts.

                OUTSTANDING AS                                       11. EMPLOYEE BENEFIT PLANS
   RANGE OF       OF DECEMBER    WEIGHTED-AVERAGE
EXERCISE PRICE     29, 2001       EXERCISE PRICE                     The Company has a 401(k) savings plan. Company contributions
============== ================= ==================                  to the plan amounted to approximately $2.4 million, $2.2
                                                                     million and $1.9 million for fiscal years 2001, 2000 and
$7.75 -$9.75            250,184        $7.83                         1999, respectively.
$9.76 -$14.62             9,300       $12.16
$14.63-$19.50           454,239       $17.44                         Effective July 1, 1999, the Company established a defined
$19.51-$24.37           253,221       $21.44                         benefit Supplemental Executive Retirement Plan ("SERP"). The
$24.38-$29.25            41,609       $26.36                         SERP, which in part is funded with the cash surrender values
$29.26-$34.12           455,481       $30.76                         of certain life insurance policies, provides eligible
$34.13-$39.00             4,750       $36.74                         executives with supplemental pension benefits, in addition
$39.01-$43.87             7,500       $39.80                         to amounts received under the Company's other retirement
$43.88-$48.75             4,499       $44.87                         plan. Under the terms of the SERP, upon termination of
               ----------------- ------------------                  employment with the Company, eligible participants will be
     Total            1,480,783       $21.08                         entitled to the benefit amount as defined under the SERP
               ================= ==================                  beginning at or after age 55. The Company recorded expenses related to the SERP of approximately $20,000 for fiscal
The fair value of each stock option grant and restricted             2001, $34,000 for fiscal 2000 and $34,000 for fiscal 1999.
stock grant is estimated on the date of grant using the
Black-Scholes option-pricing model using the following               12. INCOME TAXES
assumptions for grants:
                                                                     Deferred income taxes reflect the net tax effects of
FISCAL YEAR ENDED                  2001     2000     1999            temporary differences between the carrying amounts of assets
-------------------------------- -------- -------- --------          and liabilities for financial reporting purposes and the
Expected life (years)..........     8.0      6.0      4.5            amounts used for income tax purposes. Significant components
Expected volatility............    49.9%    55.0%    45.0%           of the Company's deferred tax assets and liabilities were as
Risk-free interest rate........     3.5%     5.1%     6.2%           follows (in thousands):
Expected dividend yield........     0.0%     0.0%     0.0%
                                                                     Fiscal Year Ended                       2001          2000
The weighted-average fair value of options granted as of             ------------------------------------------------------------
December 29, 2001, December 30, 2000 and January 1, 2000 was         DEFERRED TAX ASSETS:
$13.85, $14.39 and $12.10, respectively. The                              Employee benefits..........      $ 6,955       $ 6,806
weighted-average fair value of restricted stock granted as                Inventories................        4,525         5,596
of December 29, 2001, December 30, 2000 and January 1, 2000               Lease termination costs....        7,744            --
was $15.04, $14.47 and $13.19, respectively.                              Other......................        4,612         2,720
                                                                                                       ------------    ----------
The Company applies APB No. 25 and related interpretations           TOTAL DEFERRED TAX ASSETS.......       23,836        15,122
in accounting for its stock-based compensation plans.
Accordingly, no compensation cost has been recognized in             DEFERRED TAX LIABILITIES:
connection with stock options under these plans in the                    Property and equipment.....       35,867        33,193
accompanying consolidated financial statements. The                                                    ------------    ----------
compensation cost that has been charged against income for           NET DEFERRED TAX LIABILITY......      $12,031       $18,071
its restricted stock grants was $3.6 million, $3.4 million                                             ============    ==========
and $2.0 million for fiscal years 2001, 2000 and 1999,
respectively. Set forth below are the Company's net income           At December 29, 2001 and December 30, 2000, the net deferred
and net income per share presented "as reported" and as if           tax liability was included in the Company's consolidated
compensation cost had been recognized in accordance with the         balance sheet as follows (in thousands):
provisions of SFAS No. 123:
                                                                                                            2001          2000
                                             FISCAL YEAR ENDED       ------------------------------------------------------------
------------------------------------------------------------------   Current deferred taxes..........     $23,524      $ 12,127
(IN MILLIONS, EXCEPT PER SHARE DATA)         2001   2000     1999    Deferred income taxes...........     (35,555)      (30,198)
------------------------------------------------------------------                                       ---------    -----------
NET INCOME:
     As reported.......................     $29.7  $64.9    $52.1    NET DEFERRED TAX LIABILITY......     $12,031      $ 18,071
     Pro forma.........................     $23.3  $59.8    $49.3                                        =========    ===========

NET INCOME PER SHARE OF COMMON STOCK:                                Based on the anticipated reversal of deferred tax
     Basic:                                                          liabilities and the Company's historical and current taxable
     As reported.......................     $0.73  $1.63    $1.32    income, management believes it is more likely than not that
     Pro forma.........................     $0.58  $1.50    $1.25    the Company will realize the deferred tax assets.
     Diluted:                                                        Accordingly, no
     As reported.......................     $0.72  $1.60    $1.27
     Pro forma.........................     $0.57  $1.47    $1.20

------------------------------------------------------------------



valuation allowance against deferred tax assets is               connection with this settlement. Payment of these amounts
considered necessary.                                            has been made in early fiscal 2002.

The provision for income taxes comprised the following for:      14.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                    FISCAL YEAR ENDED            (IN
---------------------------------------------------------------  THOUSANDS,
(IN THOUSANDS):                2001          2000         1999    EXCEPT PER    FIRST     SECOND       THIRD     FOURTH    FISCAL
---------------------------------------------------------------  SHARE DATA)   QUARTER   QUARTER      QUARTER   QUARTER     YEAR
CURRENT:                                                         -------------------------------------------------------------------
     U.S. Federal.....      $21,726       $30,401      $25,449   NET SALES
     U.S. State.......        2,728         3,868        3,224   2001 .........$379,245  $387,715    $468,944  $587,899   $1,823,803
     Non-U.S. ........          432           871           --   2000 .........$326,976  $339,655    $410,371  $495,574   $1,572,576
                           ---------    ----------    ---------
                             24,886        35,140       28,673   GROSS PROFIT
                           ---------    ----------    ---------  2001 ......... 150,702   162,161     190,234   239,447 (3)  742,544
DEFERRED:                                                        2000 ......... 128,301   139,683     166,086   209,201      643,271
     U.S. Federal.....      (5,917)         4,572        3,328
     U.S. State.......        (759)           570          456   NET INCOME
     Non-U.S. ........          651          (68)           --   2001 .........   4,693     2,109 (2)  14,705     8,242 (4)   29,749
                           ---------    ----------    ---------  2000 .........   5,055     6,947      18,406    34,529       64,937
                            (6,025)         5,074        3,784
                           ---------    ----------    ---------  NET INCOME PER
TOTAL                       $18,861       $40,214      $32,457   SHARE
                           =========    ==========    =========  BASIC1
                                                                 2001 .......... $  0.12  $  0.05 (2) $  0.36  $   0.20 (4)  $  0.73
---------------------------------------------------------------  2000 .......... $  0.13  $  0.18     $  0.46  $   0.86      $  1.63

The Company has not provided for Federal income tax on the       DILUTED1
undistributed income of its foreign subsidiaries because the     2001 .......... $  0.11  $  0.05 (2) $  0.36  $   0.20 (4)  $  0.72
Company intends to permanently reinvest such income.             2000 .......... $  0.13  $  0.17     $  0.45  $   0.84      $  1.60

The following is a reconciliation between the statutory          -------------------------------------------------------------------
Federal income tax rate and the effective rate for:              1  NET INCOME PER SHARE AMOUNTS FOR EACH QUARTER ARE REQUIRED
                                                                    TO BE COMPUTED INDEPENDENTLY AND MAY NOT EQUAL THE AMOUNT
                                     FISCAL YEAR ENDED              COMPUTED FOR THE FISCAL YEAR.
---------------------------------------------------------------  2  INCLUDES AFTER-TAX LITIGATION CHARGE OF $2.5 MILLION OR
                                2001        2000          1999      $0.06 PER SHARE ON A FULLY DILUTED BASIS.
---------------------------------------------------------------  3  INCLUDES PRE-TAX RESTRUCTURING CHARGE OF $3.8 MILLION RELATED TO
  Effective tax rate.........  38.8%       38.2%       38.4%        ESTIMATED INVENTORY MARKDOWNS BELOW COST ASSOCIATED WITH THE
  State income taxes, net of                                        ACCELERATED CLOSING OF 17 STORES.
    Federal benefit..........  (2.6)       (2.7)       (2.8)     4  INCLUDES AFTER-TAX RESTRUCTURING AND ASSET IMPAIRMENT CHARGE
  Goodwill...................  (0.6)       (0.3)       (0.4)        OF $23.7 MILLION OR $0.58 PER SHARE ON A FULLY DILUTED
  Other......................  (0.6)       (0.2)       (0.2)        BASIS ASSOCIATED WITH THE ACCELERATED CLOSING OF 17 STORES.
                             ----------  ----------  ----------
  Statutory Federal income                                       15.  MARKET INFORMATION  (UNAUDITED)
    tax rate.................  35.0%       35.0%       35.0%
                                                                 The Company's common stock is listed on the New York Stock
---------------------------------------------------------------  Exchange. Its trading symbol is LIN. The Company has not paid a dividend on its common stock. The high and low trading price of
13.  COMMITMENTS AND CONTINGENCIES                               the Company's common stock for each quarter is as follows:

The Company is involved in various claims and legal actions      FOR FISCAL 2001
arising in the ordinary course of business. In the opinion                                                   HIGH     LOW
of management, with the exception of the matter discussed in                                                 ----     ---
the next paragraph, the ultimate disposition of these            First Quarter............................  $37.88    $24.81
matters will not have a material adverse effect on the           Second Quarter...........................  $32.76    $24.00
Company's consolidated financial position, results of            Third Quarter............................  $28.16    $17.37
operations or liquidity.                                         Fourth Quarter...........................  $25.91    $17.72

The Company had been named as a defendant in California          FOR FISCAL 2000
litigation in which the court certified the case as a class                                                  HIGH     LOW
action on behalf of certain managers of Company stores                                                       ----     ---
located in California seeking overtime pay, together with        First Quarter............................  $34.38    $17.94
class action claims on behalf of certain former employees        Second Quarter...........................  $35.94    $23.19
seeking accrued vacation pay. In the second quarter of           Third Quarter............................  $36.38    $23.88
fiscal 2001, the Company recorded a pre-tax charge of $4.0       Fourth Quarter...........................  $33.50    $20.00
million ($2.5 million after-tax) related to the settlement
payments, attorneys' fees and estimated expenses of              At fiscal year end 2001, there were 8,994 beneficial shareholders.
administering the settlement. On October 24, 2001, the court gave preliminary approval to a settlement reached in the
case. An order granting final approval of class action
settlement was signed on December 19, 2001. The Company
admitted no liability in


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

The Audit Committee of the Board of Directors, consisting solely of outside non-management directors, meets periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

KPMG LLP, certified public accountants, is engaged to audit the consolidated financial statements of the Company. Its Independent Auditors' Report, which is based on an audit made in conformity with generally accepted auditing standards, expresses an opinion as to the fair presentation of these financial statements.



/s/ Norman Axelrod
------------------
Norman Axelrod
Chairman and Chief Executive Officer




/s/ William T. Giles
--------------------
William T. Giles
Senior Vice President, Chief Financial Officer

January 30, 2002

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited the accompanying consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linens 'n Things, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.






/s/ KPMG LLP
------------
KPMG LLP

New York, New York
January 30, 2002