Form 10-Q
period 2002-05-14
LINENS N THINGS INC
filed 2002-05-14
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

Commission File Number 1-12381

Linens ’n Things, Inc. —————————————— (Exact name of registrant as specified in charter)

Delaware —————————————— (State or Other Jurisdiction of Incorporation)	22-3463939 —————————————— (I.R.S. Employer Identification Number)

6 Brighton Road, Clifton, New Jersey —————————————— (Address of principal executive offices)	07015 —————————————— (Zip Code)

(973) 778-1300 —————————————— (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X —————	No —————

Number of shares outstanding of the issuer’s Common Stock: ——————————————— —————————— Common Stock, $0.01 par value	Outstanding at May 6, 2002 —————————— 40,666,228

INDEX

Part I. Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Statements of Operations for the Thirteen Weeks Ended March 30, 2002 and March 31, 2001	3

Consolidated Balance Sheets as of March 30, 2002, December 29, 2001 and March 31, 2001	4

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 30, 2002 and March 31, 2001	5

Notes to Consolidated Financial Statements	6-9

Independent Auditors’ Review Report	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	15

(a) Exhibit Index	15

(b) Reports on Form 8-K	15

PART  - I FINANCIAL INFORMATION

Item 1.   Financial Statements

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001

Net sales	$ 456,911	$ 379,245
Cost of sales, including buying and distribution costs	275,712	228,543

Gross profit	181,199	150,702
Selling, general and administrative expenses	172,204	142,535

Operating profit	8,995	8,167
Interest income	(4)	(27)
Interest expense	679	597

Interest expense, net	675	570

Income before income taxes	8,320	7,597
Provision for income taxes	3,180	2,904

Net income	$ 5,140	$ 4,693

Per share of common stock:
Basic

Net income	$ 0.13	$ 0.12
Weighted-average shares outstanding	40,645	40,335
Diluted

Net income	$ 0.12	$ 0.11
Weighted-average shares outstanding	41,703	41,325

See accompanying notes to consolidated financial statements.

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 30, 2002	December 29, 2001	March 31, 2001

	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 10,064	$ 15,437	$ 3,502
Accounts receivable	31,115	40,835	33,214
Inventories	549,700	492,307	475,465
Prepaid expenses and other current assets	13,366	15,691	12,824
Current deferred taxes	23,384	23,524	13,831

Total current assets	627,629	587,794	538,836
Property and equipment, net	327,813	312,403	271,531
Goodwill, net	18,126	18,126	18,764
Deferred charges and other noncurrent assets, net	11,221	9,116	7,696

Total assets	$ 984,789	$ 927,439	$ 836,827

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 237,765	$ 180,840	$ 190,296
Accrued expenses and other current liabilities	124,959	149,201	88,413
Short-term borrowings	47,094	29,675	27,321

Total current liabilities	409,818	359,716	306,030
Deferred income taxes and other long-term liabilities	70,538	69,508	58,837
Shareholders’ equity:

authorized; none issued and outstanding	--	--	--
Common stock, $0.01 par value;
135,000,000 shares authorized; 40,923,574 shares
issued and 40,674,378 shares outstanding at March 30,
2002; 40,872,008 shares issued and 40,624,374 shares
outstanding at December 29, 2001; and 40,622,506
shares issued and 40,508,191 shares outstanding at
March 31, 2001	409	409	406
Additional paid-in capital	246,350	245,234	240,401
Retained earnings	265,075	259,935	234,879
Accumulated other comprehensive loss	(412)	(417)	(296)
Treasury stock, at cost; 249,196 shares at March 30,
2002, 247,634 shares at December 29, 2001, and 114,315
shares at March 31, 2001	(6,989)	(6,946)	(3,430)

Total shareholders’ equity	504,433	498,215	471,960

Total liabilities and shareholders’ equity	$ 984,789	$ 927,439	$ 836,827

See accompanying notes to consolidated financial statements.

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) (Unaudited)

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001

Cash flows
from operating activities:
Net income	$ 5,140	$ 4,693
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	10,453	9,394
Deferred income taxes	3,071	1,398
Loss on disposal of assets	47	3
Federal tax benefit from common stock issued under
stock incentive plans	147	3,979
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	9,721	(1,715)
Increase in inventories	(57,404)	(38,896)
Decrease (increase) in prepaid expenses and other
current assets	1,735	(941)
Increase in deferred charges and other
noncurrent assets	(2,274)	(6)
Increase in accounts payable	56,931	6,988
Decrease in accrued expenses and other liabilities	(25,548)	(29,993)

Net cash provided by (used in) operating activities	2,019	(45,096)

Cash flows from
investing activities:
Additions to property and equipment	(25,742)	(18,588)

Cash flows
from financing activities:
Proceeds from common stock issued under stock incentive
plans	970	4,892
Increase in short-term borrowings	17,425	23,695
Purchase of treasury stock	(43)	--

Net cash provided by financing activities	18,352	28,587

Effect of exchange rate changes on cash and cash
equivalents	(2)	75
Net decrease in cash and cash equivalents	(5,373)	(35,022)
Cash and cash equivalents at beginning of period	15,437	38,524

Cash and cash equivalents at end of period	$ 10,064	$ 3,502

See accompanying notes to consolidated financial statements.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying consolidated financial statements, except for the December 29, 2001 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 2002 and March 31, 2001 and the results of operations and cash flows for the respective thirteen weeks then ended. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

2.     Earnings Per Share

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

Period ended March 30, 2002

(in thousands, except EPS)

(Unaudited)

Thirteen week period

	Income	Shares	EPS

Basic	$5,140	40,645	$ 0.13
Effect of outstanding stock option and
deferred stock grants	--	1,058	--

Diluted	$5,140	41,703	$ 0.12

Period ended March 30, 2001

(in thousands, except EPS)

(Unaudited)

Thirteen week period

	Income	Shares	EPS

Basic	$4,693	40,335	$0.12
Effect of outstanding stock option and
deferred stock grants	--	990	--

Diluted	$4,693	41,325	$0.11

Options for which the exercise price was greater than the average market price of common shares for the period ended March 30, 2002 and March 31, 2001 were not included in the computation of diluted earnings per share. These consisted of options totaling 1,401,000 shares and 33,250 shares for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. Deferred stock grants excluded in the computation of diluted earnings per share due to the application of the

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

treasury stock method totaled 103 shares and 10,242 shares for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively.

3.     Short-Term Borrowing Arrangements

The Company has available a $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders expiring October 20, 2003. The Credit Agreement also allows for up to $40 million of borrowings from uncommitted lines of credit outside of the Credit Agreement. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of March 30, 2002, the Company was in compliance with all material terms of the Credit Agreement. The Credit Agreement also contains a covenant that limits the amount of cash dividends pursuant to which the amount of cash dividends may not exceed on a cumulative basis the sum of $50 million plus 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ended September 30, 2000. The Company has never paid cash dividends. As of March 30, 2002, the Company had $31.2 million in borrowings under the Credit Agreement and $15.9 million in borrowings against the uncommitted lines of credit at a weighted average interest rate of 2.8%. The Company also had $22.9 million of letters of credit outstanding as of March 30, 2002, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4.     Comprehensive Income

Comprehensive income for the thirteen weeks ended March 30, 2002 and March 31, 2001 is as follows:

Three Weeks Ended
	March 30, 2002	March 31, 2001

($ in thousand’s) (Unaudited)
Comprehensive Income:
Net Income	$ 5,140	$ 4,693
Other comprehensive income (loss) --
Foreign currency translation adjustment	5	(585)

Comprehensive income	$ 5,145	$ 4,108

5.     Restructuring and Asset Impairment Charge

During the fourth quarter of fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative calls for the closing of 17 under-performing stores which did not meet the Company’s profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company will not be responsible for the disposal of property other than fixtures. A pre-tax reserve of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax reserve of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Certain components of the restructuring and asset impairment charge are based upon estimates and may be subject to change in future periods. As of March 30, 2002, two stores have been closed and at least a majority of all such stores are expected to be closed by the end of fiscal 2002.

The following is a summary of activity of the reserve for the restructuring and asset impairments charge as of March 30, 2002 ($ in millions):

	Reserve Balance 12/29/01	2002 Activity	Reserve Balance 3/30/02

Non-cash components:	(Audited)	(Unaudited)	(Unaudited)
Asset impairment	$ 9.5	$ (0.7)	$ 8.8
Inventory markdowns	3.8	(0.7)	3.1

Sub-total	13.3	(1.4)	11.9
Cash components:
Lease commitments	20.5	(0.4)	20.1
Other	4.0	(0.1)	3.9

Sub-total	24.5	(0.5)	24.0

Total	$ 37.8	$ (1.9)	$ 35.9

The 2002 activity primarily consists of markdowns on inventory sold below cost, the write-off of fixed assets and settlements for lease obligations.

6.     Goodwill and Other Intangible Assets - Adoption of Statement 142

In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill amortization ceases upon adoption of the new standard and intangible assets with indefinite useful lives will no longer be amortized. Had the application of the non-amortization provisions of SFAS No. 142 not been adopted, net income would have been reduced by approximately $131,000 for the quarter ended March 30, 2002. SFAS No. 142 requires an initial goodwill impairment assessment upon adoption and annual impairment tests thereafter. The Company is required to perform and complete the initial impairment test of goodwill by June 29, 2002.

Set forth below are the Company’s net income and net income per share “as reported” and as if amortization expense related to goodwill had not been expensed in accordance with the provisions of SFAS No. 142 ($ in thousand’s, except EPS):

For the thirteen weeks ended
	March 30, 2002	March 31, 2001

(Unaudited)
Reported net income:	$ 5,140	$ 4,693
Add back: Goodwill amortization	--	131

Adjusted net income	$ 5,140	$ 4,824

Basic earnings per share:
Reported net income	$ 0.13	$ 0.12
Goodwill amortization	--	--

Adjusted net income	$ 0.13	$ 0.12

Diluted earnings per share:
Reported net income	$ 0.12	$ 0.11
Goodwill amortization*	--	0.01

Adjusted net income	$ 0.12	$ 0.12

* Impact for 2001 is less than $0.01 per share.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

7.     Recent Accounting Pronouncements

At a recent FASB Emerging Issues Task Force (“EITF”) meeting, a consensus was reached with respect to the issue of “Accounting for Certain Sales Incentives,” including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. In April 2001, the EITF delayed the effective date for this consensus to 2002. The Company already includes such sales incentives as a reduction of sales and records free merchandise in cost of goods sold as required by the new EITF consensus.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The Company is currently evaluating SFAS No. 143 but does not anticipate that the impact of the new pronouncement would have a material effect on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), but retains many of its fundamental provisions. SFAS No.144 also expands the scope of discontinued operations to include more disposal transactions, and will impact the presentation of future store closings, if any. SFAS No. 144 was effective for the Company for the first quarter of fiscal 2002. The implementation of SFAS No. 144 did not have a significant impact on the Company’s financial statements, as the impairment assessment under SFAS No. 144 is predominately unchanged from SFAS No. 121.

8.     Reclassification

Certain reclassifications were made to the fiscal 2001 consolidated financial statements in order to conform to the fiscal 2002 presentation.

Independent Auditors’ Review Report

The Board of Directors and Shareholders
Linens ’n Things, Inc.:

We have reviewed the consolidated balance sheets of Linens ’n Things, Inc. and Subsidiaries as of March 30, 2002 and March 31, 2001, and the related consolidated statements of operations and cash flows for the thirteen weeks ended March 30, 2002 and March 31, 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens ’n Things, Inc. and Subsidiaries as of December 29, 2001 (presented herein) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 29, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
April 17, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting period. The Company’s management believes the following critical accounting policies, among others, involve significant estimates and judgments inherent in the preparation of the consolidated financial statements.

Valuation of Inventory: Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage based on historical experience between the dates of physical inventories, which significantly impacts the ending inventory valuation at cost.

Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from the Company’s estimates, revisions to estimated sales returns may be required.

Impairment of Assets: The Company periodically evaluates long-lived assets and goodwill for indicators of impairment. The Company’s judgements regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired.

Store Closure Costs: The Company records estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determines to close a store. Such estimates may be subject to change should actual costs differ.

Results of Operations

Thirteen Weeks Ended March 30, 2002 Compared with Thirteen Weeks Ended March 31, 2001

Net sales for the thirteen weeks ended March 30, 2002 increased 20.5% to $456.9 million, up from $379.2 million for the same period last year. The increase in net sales is primarily the result of new store openings since March 31, 2001. At March 30, 2002, the Company operated 348 stores, including 11 stores in Canada, as compared with 293 stores, including seven stores in Canada, at March 31, 2001. Store square footage increased 19.2% to 12,208,000 at March 30, 2002 compared with 10,238,000 at March 31, 2001. During the thirteen weeks ended March 30, 2002, the Company opened seven stores and closed two stores as compared with opening 11 stores and closing one store during the same period last year.

Comparable store net sales increased 2.6% for the thirteen weeks ended March 30, 2002 compared with a decline of 1.8% for the same period last year. The increase in comparable store net sales for the thirteen weeks ended March 30, 2002 is primarily attributed to an increase in customer traffic. The Company believes its sales results reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions and improvements in the Company’s textile business. Sales also benefited from consistently good performance of the Company’s functional housewares business.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended March 30, 2002 was $181.2 million, or 39.7% of net sales, compared with $150.7 million, or 39.7% of net sales, for the same period last year. Gross profit as a percentage of net sales was equivalent to the same period last year. Gross profit was impacted by an improvement in initial mark-on as a result of product mix and the leveraging of the Company’s buying power offset in part by start-up costs related to the Company’s third distribution center, as well as higher markdowns related to SKU management during the Company’s clearance event in January 2002.

The Company’s selling, general and administrative (“SG&A”) expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended March 30, 2002 were $172.2 million, or 37.7% of net sales, compared with $142.5 million, or 37.6% of net sales, for the same period last year. The increase as a percentage of net sales is attributable to a slight de-leveraging of occupancy costs, and as greater investment in store payroll as a result of the Company’s initiatives to improve overall guest service levels. However, the increase was partially offset by the leverage of corporate office expenses.

Operating profit for the thirteen weeks ended March 30, 2002 was $9.0 million, or 2.0% of net sales, compared with $8.2 million, or 2.2% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended March 30, 2002 increased to $675,000 from $570,000 during the same period last year. The increase in interest expense was due to a higher net average loan balance for the thirteen weeks ended March 30, 2002 compared with the same period last year, in order to fund the Company’s operations, offset in part by lower interest rates.

The Company’s income tax expense was $3.2 million for the thirteen weeks ended March 30, 2002, compared with $2.9 million for the same period last year. The Company’s effective tax rate was 38.2% for both the thirteen weeks ended March 30, 2002 and March 31, 2001.

As a result of the factors described above, net income for the thirteen weeks ended March 30, 2002 was $5.1 million, or $0.12 per share on a diluted basis, up from $4.7 million, or $0.11 per share on a diluted basis for the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont’d

Liquidity and Capital Resources

The Company’s capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

The Company has available a $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders, expiring October 20, 2003. The Credit Agreement also allows for up to $40 million in borrowings from uncommitted lines of credit outside of the Credit Agreement. As of March 30, 2002, the Company was in compliance with all material terms of the Credit Agreement. As of March 30, 2002, the Company had $31.2 million in borrowings under the Credit Agreement and $15.9 million in borrowings against the uncommitted lines of credit at a weighted-average interest rate of 2.8%. The Company also had $22.9 million of letters of credit outstanding as of March 30, 2002, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to Financial Statements.

Net cash provided by operating activities for the thirteen weeks ended March 30, 2002 was $2.0 million compared with net cash used in operating activities of $45.1 million for the same period last year. The change in net cash flows from operating activities was primarily attributed to the timing of inventory receipts within the quarter which impacted the timing of vendor payments. Net cash provided by operating activities is our principal source of liquidity and therefore a decline in demand for the Company’s product offerings could impact the availability of funds for store expansion.

Net cash used in investing activities for the thirteen weeks ended March 30, 2002 was $25.7 million, compared with $18.6 million for the same period last year. The increase in net cash used in investing activities was due primarily to capital expenditures related to the Company’s third distribution center which is expected to be fully operational by the end of the second quarter 2002. The Company currently estimates capital expenditures will be approximately $75 million to $80 million in fiscal 2002, primarily for an estimated 50 new stores, store remodels, the third distribution center and system enhancements.

Net cash provided by financing activities for the thirteen weeks ended March 30, 2002 was $18.4 million compared with $28.6 million for the same period last year. The decrease was primarily due to the improvement in cash flows provided by operating activities which reduced the need for short-term borrowings, partially offset by higher capital expenditures.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs during the course of its fiscal year, with such peak periods generally expected during the second quarter and fourth quarter of the current fiscal year. As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facility from those currently existing and/or other debt or equity funding. The Company currently believes it would have access to necessary additional debt and/or capital markets funding as such needs may require. Management currently believes that the Company’s cash flows from operations, credit extended by suppliers, its existing credit facilities, uncommitted lines of credit, and such other or additional debt or capital markets funding as it may seek to obtain, will be sufficient to fund its currently expected capital expenditure, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont’d

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as “expect,” “believe,” “may,” “will,” “could”, “intend,” “plan,” “target” and similar statements or variations of such terms. All of our “outlook” information constitutes forward-looking information. All such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, the impact on consumer spending as a result of a slowing consumer economy and a highly promotional retail environment. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 29, 1997, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk:

The Company’s financial instruments include cash and cash equivalents and short-term borrowings. The Company’s obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR rate. The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect the Company’s results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and therefore the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 11 stores in Canada as of March 30, 2002. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.

Since fiscal year end 2001, there have been no material changes in market risk exposures.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (a) EXHIBIT INDEX

Exhibit Number	Description

15	Letter re unaudited interim financial information

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated March 27, 2002, concerning the employment agreement with an executive officer and supplemental executive retirement plan and split dollar and collateral assignment between the Company and an executive officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002	LINENS ’N THINGS, INC.
(Registrant)

By:      WILLIAM T. GILES
——————————————
Name: William T. Giles
Title:   Senior Vice President, Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

15	Letter re unaudited interim financial information