Form 10-Q
period 2002-06-29
LINENS N THINGS INC
filed 2002-08-12
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

Commission File Number       1-12381

Linens ’n Things, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3463939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Brighton Road, Clifton, New Jersey	07015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(973) 778-1300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 6, 2002
Common Stock, $0.01 par value	44,046,354

2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$ 461,918	$387,715	$ 918,829	$ 766,960
Cost of sales, including buying and distribution costs	269,052	225,554	544,764	454,097

Gross profit	192,866	162,161	374,065	312,863
Selling, general and administrative expenses	183,076	153,562	355,280	296,097
Litigation charge	--	4,000	--	4,000

Operating profit	9,790	4,599	18,785	12,766
Interest income	(3)	--	(7)	(26)
Interest expense	756	1,187	1,435	1,783

Interest expense, net	753	1,187	1,428	1,757

Income before provision for income taxes	9,037	3,412	17,357	11,009
Provision for income taxes	3,451	1,303	6,631	4,206

Net income	$ 5,586	$ 2,109	$ 10,726	$ 6,803

Basic earnings per share	$ 0.14	$ 0.05	$ 0.26	$ 0.17

Diluted earnings per share	$ 0.13	$ 0.05	$ 0.26	$ 0.16

See accompanying notes to condensed consolidated financial statements. 3

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	June 29, 2002	December 29, 2001	June 30, 2001

	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 20,069	$ 15,437	$ 7,656
Accounts receivable	32,054	40,835	27,023
Inventories	624,431	492,307	520,334
Prepaid expenses and other current assets	11,547	15,691	16,885
Current deferred taxes	21,268	23,524	13,768

Total current assets	709,369	587,794	585,666

Property and equipment, net	342,318	312,403	300,564
Goodwill, net	18,126	18,126	18,552
Deferred charges and other noncurrent assets, net	12,286	9,116	7,491

Total assets	$ 1,082,099	$ 927,439	$ 912,273

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 253,896	$ 180,840	$ 206,866
Accrued expenses and other current liabilities	130,990	149,201	98,997
Short-term borrowings	15,884	29,675	70,050

Total current liabilities	400,770	359,716	375,913

Deferred income taxes and other long-term liabilities	71,784	69,508	61,727

Total liabilities	472,554	429,224	437,640
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; none issued and outstanding	--	--	--
Common stock, $0.01 par value;
135,000,000 shares authorized; 44,259,708
shares issued and 44,027,403 shares
outstanding at June 29, 2002; 40,872,008
shares issued and 40,624,374 shares
outstanding at December 29, 2001; and
40,644,166 shares issued and 40,527,473
shares outstanding at June 30, 2001	442	409	406
Additional paid-in capital	345,301	245,234	240,842
Retained earnings	270,661	259,935	236,989
Accumulated other comprehensive loss	(181)	(417)	(92)
Treasury stock, at cost; 232,305 shares at June 29,
2002, 247,634 shares at December 29, 2001,
and 116,693 shares at June 30, 2001	(6,678)	(6,946)	(3,512)

Total shareholders’ equity	609,545	498,215	474,633

Total liabilities and shareholders’ equity	$ 1,082,099	$ 927,439	$ 912,273

See accompanying notes to condensed consolidated financial statements. 4

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$ 10,726	$ 6,803
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	21,499	19,104
Deferred income taxes	4,598	1,967
Loss on disposal of assets	612	64
Federal tax benefit from common stock issued under stock
incentive plans	397	4,098
Changes in assets and liabilities:
Decrease in accounts receivable	8,786	4,480
Increase in inventories	(130,937)	(83,147)
Decrease (increase) in prepaid expenses and
other current assets	5,173	(3,672)
Increase in deferred charges and other
noncurrent assets	(3,528)	(144)
Increase in accounts payable	72,906	23,428
Decrease in accrued expenses and other liabilities	(20,029)	(18,493)

Net cash used in operating activities	(29,797)	(45,512)

Cash flows from investing activities:
Additions to property and equipment	(50,979)	(56,663)

Cash flows from financing activities:
Net proceeds from common stock issuance	95,814	--
Proceeds from common stock issued under stock
incentive plans	3,890	5,202
(Decrease) increase in short-term borrowings	(14,578)	66,152
Issuance (purchase) of treasury stock	268	(82)

Net cash provided by financing activities	85,394	71,272

Effect of exchange rate changes on cash and cash
equivalents	14	35
Net increase (decrease) in cash and cash equivalents	4,632	(30,868)
Cash and cash equivalents at beginning of period	15,437	38,524

Cash and cash equivalents at end of period	$ 20,069	$ 7,656

See accompanying notes to condensed consolidated financial statements. 5

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, except for the December 29, 2001 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 29, 2002 and June 30, 2001 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

2.  Earnings Per Share

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Periods ended June 29, 2002 (in thousands, except EPS)
	Thirteen Week Period			Twenty-Six Week Period

	Income	Shares	EPS	Income	Shares	EPS

Basic	$ 5,586	40,940	$ 0.14	$ 10,726	40,792	$ 0.26
Effect of outstanding stock options and deferred stock grants	--	1,380	0.01	--	1,219	--

Diluted	$ 5,586	42,320	$ 0.13	$ 10,726	42,011	$ 0.26

	Periods ended June 30, 2001 (in thousands, except EPS)
	Thirteen Week Period			Twenty-Six Week Period

	Income	Shares	EPS	Income	Shares	EPS

Basic	$ 2,109	40,522	$ 0.05	$ 6,803	40,428	$ 0.17
Effect of outstanding stock options and deferred stock grants	--	752	--	--	871	0.01

Diluted	$ 2,109	41,274	$ 0.05	$ 6,803	41,299	$ 0.16

Options for which the exercise price was greater than the average market price of common shares for the period ended June 29, 2002 and June 30, 2001 were not included in the computation of diluted earnings per share. These consisted of options totaling 29,900 shares and 163,864 shares for the thirteen weeks and 700,435 shares and 87,316 shares for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. Deferred stock grants excluded in the computation of diluted earnings per share due to the application of the treasury stock method totaled 401 shares and 17,545 shares for the thirteen weeks and 252 shares and 13,893 shares for the twenty-six weeks ended June 29, 2002 and June 30, 2001.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

3.  Short-Term Borrowing Arrangements

On June 21, 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders to expire April 20, 2005 from the original expiration date of October 20, 2003. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of June 29, 2002, the additional lines of credit include committed facilities of approximately $23 million expiring on June 18, 2003. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above the LIBOR rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of June 29, 2002, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ended March 30, 2002. The Company has never paid cash dividends and does not anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for thirty consecutive days during each period beginning on December 1 of any fiscal year and ending on March 15 of the following fiscal year. At various times throughout 2002 and 2001, the Company borrowed against its credit facility for seasonal working capital needs. As of June 29, 2002, the Company had $15.9 million in borrowings under the Credit Agreement and the additional lines of credit at a weighted - average interest rate of 4.2%. The Company also had $31.4 million of letters of credit outstanding as of June 29, 2002, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4.  Comprehensive Income

Comprehensive income for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001 is as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Comprehensive Income:
Net Income	$5,586	$2,109	$10,726	$ 6,803
Other comprehensive income/(loss) --
Foreign currency translation adjustment	231	204	236	(381)

Comprehensive income	$5,817	$2,313	$10,962	$ 6,422

5.  Restructuring and Asset Impairment Charge

During the fourth quarter of fiscal 2001, the Company formulated a strategic initiative designed to improve store performance and profitability. The initiative called for the closing of 17 stores that did not meet the Company’s performance objectives. In connection with the initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. The reserve is included in accrued expenses. The reserve considered estimated sublease income. Because all of the stores were leased the Company will not be responsible for the disposal of property other than fixtures and leasehold improvements. A pre-tax reserve of $9.5 million was recorded as a reduction in property and equipment for these fixed asset impairments. The fixed asset impairments represented fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax reserve of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.

Certain components of the restructuring and asset impairment charge were based upon estimates and may be subject to change in future periods. The Company currently expects to close most of these stores by the end of fiscal 2002 or shortly thereafter and four stores have been closed as of June 29, 2002.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The following is a summary of activity of the reserve for the restructuring and asset impairments charge as of June 29, 2002 ($ in millions):

Reserve Balance December 29, 2001	2002 Activity	Reserve Balance June 29, 2002

Non-cash components:	(Audited)	(Unaudited)	(Unaudited)
Asset impairment	$ 9.5	$ (1.8)	$ 7.7
Inventory markdowns	3.8	(1.2)	2.6

Sub-total	13.3	(3.0)	10.3
Cash components:

Lease commitments	20.5	(0.4)	20.1
Other	4.0	(0.5)	3.5

Sub-total	24.5	(0.9)	23.6

Total	$ 37.8	$ (3.9)	$ 33.9

The 2002 activity primarily consists of markdowns on inventory sold below cost, the write-off of fixed assets, the settlements for lease obligations and other miscellaneous closing costs. The remaining fixed asset and inventory reserves have been applied to reduce property and equipment and inventory; however, such assets are not written-off until the respective stores are closed.

6.  Goodwill and Other Intangible Assets - Adoption of Statement 142

In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). Under SFAS No. 142, goodwill amortization ceases upon adoption of the new standard and intangible assets with indefinite useful lives will no longer be amortized. Had the application of the non-amortization provisions of SFAS No. 142 not been adopted, net income would have been reduced by approximately $131,000 and $263,000 for thirteen and twenty-six weeks ended June 29, 2002, respectively. SFAS No. 142 requires an initial goodwill impairment assessment upon adoption and annual impairment tests thereafter. The Company completed the initial impairment test of goodwill and has concluded that there is no impairment of goodwill.

Set forth below are the Company’s net income and net income per share “as reported”and as if amortization expense related to goodwill had not been expensed in accordance with the provisions of SFAS No. 142 ($ in thousands, except EPS):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

	(Unaudited)		(Unaudited)
Reported net income	$ 5,586	$ 2,109	$ 10,726	$ 6,803
Add back: Goodwill amortization	--	(131)	--	(263)

Adjusted net income	$ 5,586	$ 2,240	$ 10,726	$ 7,066

Basic earnings per share:
Reported net income	$ 0.14	$ 0.05	$ 0.26	$ 0.17
Goodwill amortization	--	0.01	--	--

Adjusted net income	$ 0.14	$ 0.06	$ 0.26	$ 0.17

Diluted earnings per share:
Reported net income	$ 0.13	$ 0.05	$ 0.26	$ 0.16
Goodwill amortization	--	--	--	0.01

Adjusted net income	$ 0.13	$ 0.05	$ 0.26	$ 0.17

8

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

7.  Recent Accounting Pronouncements

At a 2001 meeting of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”), a consensus was reached with respect to the issue of “Accounting for Certain Sales Incentives,” including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. In April 2001, the EITF delayed the effective date for this consensus to 2002. The Company already includes such sales incentives as a reduction of sales and records free merchandise in cost of goods sold as required by the new EITF consensus.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The Company is currently evaluating SFAS No. 143 but does not anticipate that the impact of the new pronouncement would have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), but retains many of its fundamental provisions. SFAS No.144 also expands the scope of discontinued operations to include more disposal transactions, and will impact the presentation of future store closings, if any. SFAS No. 144 was effective for the Company for the first quarter of fiscal 2002. The implementation of SFAS No. 144 did not have a significant impact on the Company’s financial statements, as the impairment assessment under SFAS No. 144 is predominately unchanged from SFAS No. 121 and the stores closed during the twenty-six weeks ended June 29, 2002 did not meet the requirements to be reported as discontinued operations.

During April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. As part of this Statement it amends FASB Statement No. 13, “Accounting for Leases” (“SFAS No. 13”), so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally SFAS No. 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to SFAS No. 13 is effective for transactions occurring after May 15, 2002 and the remainder of SFAS 145 is effective for fiscal years beginning after May 15, 2002. The application of SFAS No. 145 did not have and is not expected to have a material impact on the Company's consolidated financial statements.

8.  Reclassification

Certain reclassifications were made to the fiscal 2001 consolidated financial statements in order to conform to the fiscal 2002 presentation.

Independent Auditors’ Review Report

The Board of Directors and Shareholders
Linens ’n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens ’n Things, Inc. and Subsidiaries as of June 29, 2002 and June 30, 2001, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related condensed consolidated statements of cash flows for the twenty-six week periods ended June 29, 2002 and June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens ’n Things, Inc. and Subsidiaries as of December 29, 2001 (presented herein) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
July 17, 2002

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting period. The Company’s management believes the following critical accounting policies involve significant estimates and judgments inherent in the preparation of the consolidated financial statements.

Valuation of Inventory: Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, which significantly impacts the ending inventory valuation at cost.

Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.

Impairment of Assets: The Company periodically evaluates long-lived assets and goodwill for indicators of impairment. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired.

Store Closure Costs: The Company records estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determines to close a store. Such estimates may be subject to change should actual costs differ.

Results of Operations

Thirteen Weeks Ended June 29, 2002 Compared with Thirteen Weeks Ended June 30, 2001

Net sales for the thirteen weeks ended June 29, 2002 increased 19.1% to $461.9 million, up from $387.7 million for the same period last year. The increase in net sales is primarily the result of new store openings since June 30, 2001. At June 29, 2002, the Company operated 367 stores, including 13 stores in Canada, as compared with 304 stores, including seven stores in Canada, at June 30, 2001. Store square footage increased 20.1% to 12,843,000 at June 29, 2002 compared with 10,696,000 at June 30, 2001. During the thirteen weeks ended June 29, 2002, the Company opened 21 stores and closed two stores as compared with opening 12 stores and closing one store during the same period last year.

Comparable store net sales increased 3.6% for the thirteen weeks ended June 29, 2002 compared with a decline of 3.6% for the same period last year. The increase in comparable store net sales for the thirteen weeks ended June 29, 2002 is primarily attributed to an increase in customer traffic. The Company believes its sales results also reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, improvements in the Company’s textile business and improvements in customer shopping experience. Sales also benefited from newer business introductions and consistently good overall performance of the Company’s functional housewares business.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont’d

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended June 29, 2002 was $192.9 million, or 41.8% of net sales, compared with $162.2 million, or 41.8% of net sales, for the same period last year. Gross profit was impacted by an improvement in initial mark-on as a result of product mix and the leveraging of the Company’s buying power, offset by start-up costs related to the Company’s third distribution center which became fully operational by the end of the second quarter.

The Company’s selling, general and administrative (“SG&A”) expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended June 29, 2002 were $183.1 million, or 39.6% of net sales, compared with $153.6 million, or 39.6% of net sales, for the same period last year. SG&A expense remained relatively flat as a percent of sales with the same period last year. While the Company is investing more heavily in store payroll as a result of the Company’s initiative to improve overall guest service levels, the increase was offset by the leverage of corporate office expenses.

The Company incurred a one-time pre-tax litigation charge of $4.0 million, or an after-tax charge of $0.06 per share, in the second quarter of fiscal 2001 in connection with the claims arising in a class action lawsuit in California regarding overtime pay, as well as a separate claim for accrued vacation pay on behalf of certain former employees. Payment of this settlement was completed in early fiscal 2002.

Operating profit for the thirteen weeks ended June 29, 2002 was $9.8 million, or 2.1% of net sales, compared with $4.6 million, or 1.2% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended June 29, 2002 decreased to $753,000 from $1.2 million during the same period last year. The decrease in interest expense was due mainly to lower interest rates, offset in part by a higher net average loan balance for the thirteen weeks ended June 29, 2002 compared with the same period last year, in order to fund the Company’s operations.

The Company’s income tax expense was $3.5 million for the thirteen weeks ended June 29, 2002, compared with $1.3 million for the same period last year. The Company’s effective tax rate was 38.2% for both the thirteen weeks ended June 29, 2002 and June 30, 2001.

As a result of the factors described above, net income for the thirteen weeks ended June 29, 2002 was $5.6 million, or $0.13 per share on a diluted basis, compared with $2.1 million, or $0.05 per share on a diluted basis for the same period last year, which included the after-tax litigation charge of $0.06 per share.

Twenty-Six Weeks Ended June 29, 2002 Compared With Twenty-Six Weeks Ended June 30, 2001

Net sales increased 19.8% to $918.8 million for the twenty-six weeks ended June 29, 2002, up from $767.0 million for the same period last year, primarily as a result of new store openings since June 30, 2001. During the twenty-six weeks ended June 29, 2002, the Company opened 28 stores and closed 4 stores, compared with opening 23 stores and closing 2 stores during the same period last year.

Comparable store net sales for the twenty-six weeks ended June 29, 2002 increased 3.1% as compared with a decrease of 2.7% for the same period last year. The increase in comparable store net sales can be primarily attributed to an increase in customer traffic. The Company believes its sales results also reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, improvements in the Company’s textile business and improvements in customer shopping experience. Sales also benefited from consistently good performance of the Company’s functional housewares business

Gross profit for the twenty-six weeks ended June 29, 2002 was $374.1 million, or 40.7% of net sales, compared with $312.9 million, or 40.8% of net sales, for the same period last year. The decrease in gross profit as a percent of net sales was primarily due to higher markdowns related to sku management during the Company’s clearance event in January 2002 as well as start-up costs related to the Company’s third distribution center, offsetting the improvements made in mark-on as a result of product mix.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont’d

SG&A expenses for the twenty-six weeks ended June 29, 2002 were $355.3 million, or 38.7% of net sales, compared with $296.1 million, or 38.6% of net sales, for the same period last year. The increase as a percentage of net sales is attributable to a slight de-leveraging of occupancy costs, and a greater investment in store payroll as a result of the Company’s initiatives to improve overall guest service levels, partially offset by the leverage of corporate office expenses.

The Company incurred a one-time pre-tax litigation charge of $4.0 million, or an after-tax charge of $0.06 per share, in the second quarter of fiscal 2001 in connection with the claims arising in a class action lawsuit in California regarding overtime pay, as well as a separate claim for accrued vacation pay on behalf of certain former employees. Payment of this settlement was completed in early fiscal 2002.

Operating profit for the twenty-six weeks ended June 29, 2002 was $18.8 million, or 2.0% of net sales, compared with $12.8 million, or 1.7% of net sales, for the same period last year.

The Company incurred net interest expense of $1.4 million for the twenty-six weeks ended June 29, 2002, compared with $1.8 million for the same period in 2001. The decrease in interest expense was due mainly to lower interest rates, offset in part by a higher net average loan balance for the twenty-six weeks ended June 29, 2002 compared with the same period last year, in order to fund the Company’s operations.

The Company’s income tax expense for the twenty-six weeks ended June 29, 2002 was $6.6 million compared with $4.2 million for the same period last year. The Company’s effective tax rate was 38.2% for both the twenty-six weeks ended June 29, 2002 and June 30, 2001.

Net income for the twenty-six weeks ended June 29, 2002 was $10.7 million, or $0.26 per share on a diluted basis, compared with $6.8 million, or $0.16 per share on a diluted basis, for the same period last year, which included the after-tax litigation charge of $0.06 per share.

Liquidity and Capital Resources

The Company’s capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

On June 21, 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders to expire April 20, 2005 from the original expiration date of October 20, 2003. The Credit Agreement allows for up to $40 million in borrowings from additional lines of credit outside of the Credit Agreement. As of June 29, 2002, the additional lines of credit include committed facilities of approximately $23 million expiring on June 18, 2003. As of June 29, 2002, the Company was in compliance with the terms of the Credit Agreement. As of June 29, 2002, the Company had $15.9 million in borrowings under the Credit Agreement and the additional lines of credit at a weighted-average interest rate of 4.2%. The Company also had $31.4 million of letters of credit outstanding as of June 29, 2002, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to Financial Statements.

Net cash used in operating activities for the twenty-six weeks ended June 29, 2002 was $29.8 million compared with $45.5 million for the same period last year. The change was primarily attributed to an improvement in net income and the timing of vendor payments impacted by a slight improvement in inventory turn.

Net cash used in investing activities for the twenty-six weeks ended June 29, 2002 was $51.0 million, compared with $56.7 million for the same period last year. The decrease in net cash used in investing activities was due primarily to capital expenditures related to the planned new store openings in fiscal third quarter 2002 versus fiscal third quarter 2001. The Company currently estimates annual capital expenditures will be approximately $75 million to $80 million in fiscal 2002, primarily for an estimated 50 new stores, store remodels, the third distribution center and system enhancements.

Net cash provided by financing activities for the twenty-six weeks ended June 29, 2002 was $85.4 million compared with $71.3 million for the same period last year. The increase was primarily due to a common stock offering of 3.3 million shares that raised a net $95.8 million. The proceeds were used to pay down borrowings under the Credit Agreement.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont’d

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs during the course of its fiscal year, with such peak periods generally expected during the second quarter and fourth quarter of the current fiscal year. As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facility from those currently existing and/or other debt or equity funding. Management currently believes that the Company’s cash flows from operations, credit extended by suppliers, its existing credit facilities and its uncommitted lines of credit will be sufficient to fund its currently expected capital expenditure, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

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

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as “expect,” “believe,” “may,” “will,” “could”, “intend,” “plan,” “target” and similar statements or variations of such terms. All of our “outlook” information constitutes forward-looking information. All such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, the impact on consumer spending as a result of a slowing consumer economy and a highly promotional retail environment. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk:

The Company’s financial instruments include cash and cash equivalents and short-term borrowings. The Company’s obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin over LIBOR based rate. The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in the associated debt’s variable rate would not materially affect the Company’s results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and therefore the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 13 stores in Canada as of June 29, 2002. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.

Since fiscal year end 2001, there have been no material changes in market risk exposures.

PART II —OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 9, 2002 the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Norman Axelrod was re-elected as director of the Company, with 37,959,330 shares voted for and 2,700,335 shares withheld, and Morton E. Handel was re-elected as director of the Company, with 37,737,818 shares voted for and 2,921,847 shares withheld. Directors whose term of office continued following the meeting were Philip E. Beekman, Harold F. Compton and Stanley P. Goldstein.

Item 6.  Exhibits and Reports on Form 8-K

(a)	EXHIBIT INDEX

Exhibit Number	Description

15	Letter re unaudited interim financial information

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated June 17, 2002 in connection with its execution of an underwriting agreement for its June 2002 equity offering. 16

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINENS ’N THINGS, INC. (Registrant) By: WILLIAM T. GILES —————————————— William T. Giles Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: August 12, 2002