Form 10-Q
period 2002-09-28
LINENS N THINGS INC
filed 2002-11-12
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

Commission File Number           1-12381

Linens ’n Things, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3463939 (I.R.S. Employer Identification Number)

6 Brighton Road, Clifton, New Jersey (Address of principal executive offices)	07015 (Zip Code)

(973) 778-1300 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X —————	No —————

Number of shares outstanding of the issuer’s Common Stock:

Class Common Stock, $0.01 par value	Outstanding at November 4, 2002 44,072,925

INDEX

Part I. Financial Information	Page No.

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	3

Condensed Consolidated Balance Sheets as of September 28, 2002, December 29, 2001 and September 29, 2001	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	5

Notes to Condensed Consolidated Financial Statements	6-9

Independent Auditors’ Review Report	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures	17

Certifications	18-19

PART - I FINANCIAL INFORMATION Item 1. Financial Statements LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$542,565	$468,944	$1,461,394	$1,235,904
Cost of sales, including buying and
distribution costs	319,874	278,710	864,638	732,807

Gross profit	222,691	190,234	596,756	503,097
Selling, general and administrative expenses	192,710	165,398	547,990	461,495
Litigation charge	--	--	--	4,000

Operating profit	29,981	24,836	48,766	37,602
Interest income	(21)	--	(28)	(26)
Interest expense	435	1,045	1,870	2,828

Interest expense, net	414	1,045	1,842	2,802

Income before provision for income taxes	29,567	23,791	46,924	34,800
Provision for income taxes	11,287	9,086	17,918	13,293

Net income	$18,280	$14,705	$29,006	$21,507

Basic earnings per share	$0.42	$0.36	$0.69	$0.53

Diluted earnings per share	$0.41	$0.36	$0.68	$0.52

See accompanying notes to condensed consolidated financial statements. 3

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 28, 2002	December 29, 2001	September 29, 2001

	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 22,580	$ 15,437	$ 8,633
Accounts receivable	33,703	40,835	38,371
Inventories	679,056	492,307	561,504
Prepaid expenses and other current assets	15,095	15,691	22,783
Current deferred taxes	22,118	23,524	11,320

Total current assets	772,552	587,794	642,611
Property and equipment, net	345,429	312,403	310,962
Goodwill, net	18,126	18,126	18,339
Deferred charges and other noncurrent assets, net	11,580	9,116	9,298

Total assets	$ 1,147,687	$ 927,439	$ 981,210

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 297,283	$ 180,840	$ 227,626
Accrued expenses and other current liabilities	132,533	149,201	120,501
Short-term borrowings	16,080	29,675	76,611

Total current liabilities	445,896	359,716	424,738
Deferred income taxes and other long-term liabilities	74,066	69,508	66,782

Total liabilities	519,962	429,224	491,520
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; none issued and outstanding	--	--	--

Common stock, $0.01 par value;
135,000,000 shares authorized; 44,251,869 shares issued and
43,978,739 shares outstanding at September 28, 2002; 40,872,008 shares issued and 40,624,374 shares outstanding at December 29,
2001; and 40,848,324 shares issued and 40,604,655 shares
outstanding at September 29, 2001	442	409	408

Additional paid-in capital	345,413	245,234	244,791
Retained earnings	288,941	259,935	251,693
Accumulated other comprehensive loss	(373)	(417)	(335)
Treasury stock, at cost; 273,130 shares at September 28, 2002,
247,634 shares at December 29, 2001, and 243,669 shares at
September 29, 2001
	(6,698)	(6,946)	(6,867)

Total shareholders’ equity	627,725	498,215	489,690

Total liabilities and shareholders’ equity	$ 1,147,687	$ 927,439	$ 981,210

See accompanying notes to condensed consolidated financial statements. 4

LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Thirty-Nine Weeks Ended

	September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net income	$ 29,006	$ 21,507
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	32,967	29,233
Deferred income taxes	7,895	4,561
Loss on disposal of assets	592	841
Federal tax benefit from common stock issued under
stock incentive plans	405	3,650
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	7,128	(6,888)
Increase in inventories	(186,401)	(125,018)
Increase in prepaid expenses and other current
assets	(143)	(7,663)
Increase in deferred charges and other
noncurrent assets	(3,039)	(2,136)
Increase in accounts payable	116,344	44,318
(Decrease) increase in accrued expenses and
other liabilities	(17,984)	6,477

Net cash used in operating activities	(13,230)	(31,118)

Cash flows from investing activities:
Additions to property and equipment	(65,830)	(77,994)

Cash flows from financing activities:
Net proceeds from common stock issuance	95,833	--
Proceeds from common stock issued under stock
incentive plans	3,970	9,600
(Decrease) increase in short-term borrowings	(13,840)	73,052
Issuance (purchase) of treasury stock	248	(3,437)

Net cash provided by financing activities	86,211	79,215

Effect of exchange rate changes on cash and cash
equivalents	(8)	6
Net increase (decrease) in cash and cash equivalents	7,143	(29,891)
Cash and cash equivalents at beginning of period	15,437	38,524

Cash and cash equivalents at end of period	$ 22,580	$ 8,633

Cash paid during the year for:
Interest (net of amounts capitalized)	$ 1,790	$ 2,985
Taxes	$ 14,650	$ 17,279

See accompanying notes to condensed consolidated financial statements. 5

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements, except for the December 29, 2001 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 2002 and September 29, 2001 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

2.  Earnings Per Share

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Periods ended September 28, 2002 (in thousands, except EPS)

	Thirteen Week Period			Thirty-Nine Week Period

	Income	Shares	EPS	Income	Shares	EPS

Basic	$18,280	44,047	$0.42	$29,006	41,877	$0.69
Effect of outstanding stock options
and deferred stock grants	--	644	0.01	--	1,027	0.01

Diluted	$18,280	44,691	$0.41	$29,006	42,904	$0.68

	Periods ended September 29, 2001 (in thousands, except EPS)

	Thirteen Week Period			Thirty-Nine Week Period

	Income	Shares	EPS	Income	Shares	EPS

Basic	$14,705	40,555	$0.36	$21,507	40,471	$0.53
Effect of outstanding stock options and
deferred stock grants	--	544	--	--	761.01

Diluted	$14,705	41,099	$0.36	$21,507	41,232	$0.52

Options for which the exercise price was greater than the average market price of common shares for the period ended September 28, 2002 and September 29, 2001 were not included in the computation of diluted earnings per share. These consisted of options totaling 1,591,000 shares and 1,592,000 shares for the thirteen weeks and 1,360,000 shares and 1,433,000 shares for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively. Deferred stock grants excluded in the computation of diluted earnings per share due to the application of the treasury stock method totaled 2,600 shares and 23,000 shares for the thirteen weeks and 1,000 shares and 17,000 shares for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Short-Term Borrowing Arrangements

On June 21, 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of September 28, 2002, the additional lines of credit include committed facilities of approximately $23 million expiring on June 18, 2003. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR rate. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of September 28, 2002, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ended March 30, 2002. The Company has never paid cash dividends and does not anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2002 and 2001, the Company borrowed against its credit facility for seasonal working capital needs. As of September 28, 2002, the Company had no borrowings under the Credit Agreement and $16.1 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.4%. The Company also had $27.6 million of letters of credit outstanding as of September 28, 2002, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4.  Comprehensive Income

Comprehensive income for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 is as follows ($ in 000's):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Comprehensive Income:
Net Income	$ 18,280	$ 14,705	$29,006	$ 21,507
Other comprehensive (loss)
income -- Foreign currency
translation adjustment	(192)	(243)	44	(624)

Comprehensive income	$ 18,088	$ 14,462	$29,050	$ 20,883

5.  Restructuring and Asset Impairment Charge

During the fourth quarter of fiscal 2001, the Company formulated a strategic initiative designed to improve store performance and profitability. The initiative called for the closing of 17 stores that did not meet the Company’s performance objectives. In connection with the initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. The reserve is included in accrued expenses. The reserve considered estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures and leasehold improvements. A pre-tax charge of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments. The fixed asset impairments represented fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.

Certain components of the restructuring and asset impairment charge were based upon estimates and may be subject to change in future periods. The Company currently expects to close most of these stores by the end of fiscal 2002 or shortly thereafter. As of September 28, 2002, five stores have been closed.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table displays a rollforward of the activity and significant components of the restructuring and asset impairments charge and the reserves remaining as of September 28, 2002 ($ in millions):

	Recorded (Audited)	Deductions 2001	Remaining at 12/29/01 (Audited)	Usage 2002	Remaining at 9/28/02 (Unaudited)

Non-Cash Components:
Asset impairment	$ 9.5	$ (9.5)	--	--	--
Inventory markdown	3.8	(3.8)	--	--	--

Subtotal	13.3	(13.3)	--	--	--

Cash Components:
Lease commitments	20.5	--	20.5	(0.9)	19.6
Other	4.0	--	4.0	(0.8)	3.2

Subtotal	24.5	--	24.5	(1.7)	22.8

Total	$ 37.8	$ (13.3)	$ 24.5	$ (1.7)	$ 22.8

The 2002 usage primarily consists of the settlements for lease obligations and other miscellaneous closing costs. The deductions to the reserve balance during 2001 included fixed asset write-offs totaling $9.5 million and store inventory markdowns taken totaling $3.8 million.

6.  Goodwill and Other Intangible Assets - Adoption of Statement 142

In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill amortization ceases upon adoption of the new standard and intangible assets with indefinite useful lives will no longer be amortized. Had the application of the non-amortization provisions of SFAS No. 142 not been adopted, net income would have been reduced by approximately $131,000 and $394,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively. SFAS No. 142 requires an initial goodwill impairment assessment upon adoption and annual impairment tests thereafter. The Company completed the initial impairment test of goodwill and has concluded that there was no impairment of goodwill.

Set forth below are the Company’s net income and net income per share “as reported” and as if amortization expense related to goodwill had not been expensed in accordance with the provisions of SFAS No. 142 ($ in thousands, except EPS):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

	(Unaudited)		(Unaudited)

Reported net income	$ 18,280	$ 14,705	$ 29,006	$ 21,507
Add back: Goodwill amortization	--	(131)	--	(394)

Adjusted net income	$ 18,280	$ 14,836	$ 29,006	$ 21,901

Basic earnings per share:
Reported net income	$ 0.42	$ 0.36	$ 0.69	$ 0.53
Goodwill amortization	--	0.01	--	0.01

Adjusted net income	$ 0.42	$ 0.37	$ 0.69	$ 0.54

Diluted earnings per share:
Reported net income	$ 0.41	$ 0.36	$ 0.68	$ 0.52
Goodwill amortization	--	--	--	0.01

Adjusted net income	$ 0.41	$ 0.36	$ 0.68	$ 0.53

8

LINENS ’N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), but retains many of its fundamental provisions. SFAS No.144 also expands the scope of discontinued operations to include more disposal transactions, and will impact the presentation of future store closings, if any. SFAS No. 144 was effective for the Company for the first quarter of fiscal 2002. The implementation of SFAS No. 144 did not have a significant impact on the Company's financial statements, as the impairment assessment under SFAS No. 144 is predominately unchanged from SFAS No. 121 and the stores closed during the thirty-nine weeks ended September 28, 2002 did not meet the requirements to be reported as discontinued operations.

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". As part of this Statement it amends FASB Statement No. 13, "Accounting for Leases" ("SFAS No. 13"), so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally SFAS No. 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to SFAS No. 13 is effective for transactions occurring after May 15, 2002 and the remainder of SFAS 145 is effective for fiscal years beginning after May 15, 2002. The application of SFAS No. 145 did not have and is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

8.  Reclassification

Certain reclassifications were made to the fiscal 2001 consolidated financial statements in order to conform to the fiscal 2002 presentation.

Independent Auditors’ Review Report

The Board of Directors and Shareholders
Linens ’n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens ’n Things, Inc. and Subsidiaries as of September 28, 2002 and September 29, 2001, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended September 28, 2002 and September 29, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 16, 2002

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

General

Linens ’n Things, Inc. (the “Company”) is one of the leading national format retailers of home textiles, housewares and home accessories. As of September 28, 2002 the Company operated 380 stores in 45 states and in four provinces across Canada. The Company’s stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.

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

Valuation of Inventory: Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost.

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

Self Insurance: The Company is self insured for various insurance programs. Self-insurance liabilities are based on estimates of claims incurred that are to be paid in the future.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company will assess the potential liability related to its pending claims and may adjust its estimates accordingly.

Results of Operations

Thirteen Weeks Ended September 28, 2002 Compared with Thirteen Weeks Ended September 29, 2001

Net sales for the thirteen weeks ended September 28, 2002 increased 15.7% to $542.6 million, up from $468.9 million for the same period last year. The increase in net sales is primarily the result of new store openings since September 29, 2001.

During the thirteen weeks ended September 28, 2002, the Company opened 14 stores and closed one store as compared with opening 25 stores and closing no stores during the same period last year. At September 28, 2002, the Company operated 380 stores, including 14 stores in Canada, as compared with 329 stores, including seven stores in Canada, at September 29, 2001. Store square footage increased 15.4% to 13,259,000 at September 28, 2002 compared with 11,485,000 at September 29, 2001.

Comparable store net sales increased 1.8% for the thirteen weeks ended September 28, 2002 compared with a decline of 4.8% for the same period last year. The increase in comparable store net sales for the thirteen weeks ended September 28, 2002 is primarily attributed to an increase in customer traffic as well as an increase in average transaction. The Company believes its sales results also reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, improvements in the Company’s textile business and customer shopping experience. Sales also benefited from consistently good overall performance of the Company’s functional housewares business and core textile business.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended September 28, 2002 was $222.7 million, or 41.0% of net sales, compared with $190.2 million, or 40.6% of net sales, for the same period last year. Gross profit was impacted by an improvement in markdown rate as a result of improved control over the Company’s clearance event in the third quarter, as well as an improvement in initial mark-on as a result of product mix and the leveraging of the Company’s buying power.

The Company’s selling, general and administrative (“SG&A”) expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended September 28, 2002 were $192.7 million, or 35.5% of net sales, compared with $165.4 million, or 35.3% of net sales, for the same period last year. The increase as a percentage of net sales is attributable to a greater investment in store payroll as a result of the Company’s initiative to improve overall guest service levels as well as a slight de-leveraging of occupancy costs, partially offset by the leverage of advertising expenses and corporate office expenses.

Operating profit for the thirteen weeks ended September 28, 2002 was $30.0 million, or 5.5% of net sales, compared with $24.8 million, or 5.3% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended September 28, 2002 decreased to $414,000 from $1.0 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

The Company’s income tax expense was $11.3 million for the thirteen weeks ended September 28, 2002, compared with $9.1 million for the same period last year. The Company’s effective tax rate was 38.2% for both the thirteen weeks ended September 28, 2002 and September 29, 2001.

As a result of the factors described above, net income for the thirteen weeks ended September 28, 2002 was $18.3 million, or $0.41 per share on a diluted basis, compared with $14.7 million, or $0.36 per share on a diluted basis for the same period last year.

Thirty-Nine Weeks Ended September 28, 2002 Compared With Thirty-Nine Weeks Ended September 29, 2001

Net sales increased 18.2% to $1,461.4 million for the thirty-nine weeks ended September 28, 2002, up from $1,235.9 million for the same period last year, primarily as a result of new store openings since September 29, 2001. During the thirty-nine weeks ended September 28, 2002, the Company opened 42 stores and closed five stores, compared with opening 48 stores and closing two stores during the same period last year.

Comparable store net sales for the thirty-nine weeks ended September 28, 2002 increased 2.6% as compared with a decrease of 3.5% for the same period last year. The increase in comparable store net sales can be primarily attributed to an increase in customer traffic. The Company believes its sales results also reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, improvements in the Company’s

LINENS ’N THINGS, INC. AND
SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

textile business and customer shopping experience. Sales also benefited from consistently good performance of the Company’s functional housewares business.

Gross profit for the thirty-nine weeks ended September 28, 2002 was $596.8 million, or 40.8% of net sales, compared with $503.1 million, or 40.7% of net sales, for the same period last year. Gross profit was impacted by an improvement in initial mark-on as a result of product mix and the leveraging of the Company’s buying power.

SG&A expenses for the thirty-nine weeks ended September 28, 2002 were $548.0 million, or 37.5% of net sales, compared with $461.5 million, or 37.3% of net sales, for the same period last year. The increase as a percentage of net sales is attributable to a greater investment in store payroll as a result of the Company’s initiative to improve overall guest service levels as well as a slight de-leveraging of occupancy costs, partially offset by the leverage of advertising expenses and corporate office expenses.

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

Operating profit for the thirty-nine weeks ended September 28, 2002 was $48.8 million, or 3.3% of net sales, compared with $37.6 million, or 3.0% of net sales, for the same period last year.

The Company incurred net interest expense of $1.8 million for the thirty-nine weeks ended September 28, 2002, compared with $2.8 million for the same period in 2001. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

The Company’s income tax expense for the thirty-nine weeks ended September 28, 2002 was $17.9 million compared with $13.3 million for the same period last year. The Company’s effective tax rate was 38.2% for both the thirty-nine weeks ended September 28, 2002 and September 29, 2001.

Net income for the thirty-nine weeks ended September 28, 2002 was $29.0 million, or $0.68 per share on a diluted basis, compared with $21.5 million, or $0.52 per share on a diluted basis, for the same period last year, which included the after-tax litigation charge of $0.06 per share.

Liquidity and Capital Resources

The Company’s capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

On June 21, 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million in borrowings from additional lines of credit outside of the Credit Agreement. As of September 28, 2002, the additional lines of credit include committed facilities of approximately $23 million expiring on June 18, 2003. As of September 28, 2002, the Company was in compliance with the terms of the Credit Agreement. As of September 28, 2002, the Company had no borrowings under the Credit Agreement and $16.1 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.4%. The Company also had $27.6 million of letters of credit outstanding as of September 28, 2002, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to Financial Statements.

Net cash used in operating activities for the thirty-nine weeks ended September 28, 2002 was $13.2 million compared with $31.1 million for the same period last year. The change was primarily attributable to an improvement in net income and the timing of vendor payments impacted by a slight improvement in inventory turn. The increase in inventory resulted from new store additions since fiscal 2001. Also, the Company has made additional investments in inventory as a result of the Company’s in-stock initiative.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

Net cash used in investing activities for the thirty-nine weeks ended September 28, 2002 was $65.8 million, compared with $78.0 million for the same period last year. The decrease in net cash used in investing activities was due primarily to capital expenditures related to six fewer store openings through the fiscal third quarter as compared to last year and fewer planned store openings in fiscal fourth quarter 2002 versus the same period last year. The Company currently estimates annual capital expenditures will be approximately $75 million to $80 million in fiscal 2002, primarily for an estimated 50 new stores, store remodels, the third distribution center and system enhancements.

Net cash provided by financing activities for the thirty-nine weeks ended September 28, 2002 was $86.2 million compared with $79.2 million for the same period last year. The increase was primarily due to a common stock offering of 3.3 million shares that raised a net $95.8 million. The proceeds were used to pay down borrowings under the Credit Agreement.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs during the course of its fiscal year, with peak periods generally expected during the second quarter and fourth quarter of the current fiscal year. As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facility from those currently existing and/or other debt or equity funding. Management currently believes that the Company’s cash flows from operations, credit extended by suppliers, its existing credit facilities and its uncommitted lines of credit will be sufficient to fund its currently expected capital expenditure, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

Other Events and Uncertainties

On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union, effectively bringing port operations to a halt. On October 8, 2002, a federal court issued a restraining order effective until October 16, 2002 ending the lockout. At that time the court imposed an 80-day cooling off period as required by the Taft Hartley Act. The Company directly imports approximately 15% of its merchandise. In addition, a significant portion of the Company’s merchandise is purchased from domestic vendors who manufacture products overseas. The majority of the Company’s seasonal merchandise purchased for the holiday selling season has already been received into its stores and distribution centers, and from a merchandise standpoint, the Company believes it is prepared for the fourth quarter. The Company does not anticipate any significant disruption of its presently scheduled overseas shipments. As a result, at this time the Company has determined that the lockout of the West Coast ports is not expected to have a material adverse effect on its results of operations for the fiscal 2002 fourth quarter. However, management continues to monitor this situation closely.

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

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as “expect,” “believe,” “may,” “will,” “could”, “intend,” “plan,” “target” and terms or variations of such terms. All of our information and statements regarding our outlook for the future constitutes forward-looking statements. All our forward-looking statements are

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, the impact on consumer spending as a result of a decrease in consumer confidence, a slowing consumer economy and continued decreases in the stock market, a highly promotional retail environment, the impact of the West Coast ports labor dispute and the possibility of hostilities in the Middle East. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

LINENS ’N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk:

The Company’s financial instruments include cash and cash equivalents and short-term borrowings. The Company’s obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates, including a fixed margin above LIBOR rate. The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in the associated debt’s variable rate would not materially affect the Company’s results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 14 stores in Canada as of September 28, 2002. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.

Since fiscal year end 2001, there have been no material changes in market risk exposures.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14c and 15d-14c) as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that the Company believes could significantly affect those internal controls subsequent to the evaluation date.

16

PART II - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBIT INDEX

Exhibit Number	Description

15	Letter re unaudited interim financial information

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated August 9, 2002, disclosing that Norman Axelrod, Chairman and Chief Executive Officer of the Company and William T. Giles, Senior Vice President, Chief Financial Officer of the Company each submitted to the SEC a sworn statement pursuant to SEC Order No. 4-460.

The Company filed a Current Report on Form 8-K dated August 12, 2002, disclosing that the Company filed as correspondence the transmittal letter and the certifications required by §906 of the Sarbanes-Oxley Act of 2002.

The Company filed a Current Report on Form 8-K dated August 12, 2002, concerning an amendment to the Company’s credit agreement and assignments of interest between some of the lenders party to the credit agreement.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	LINENS ’N THINGS, INC. (Registrant) By: —————————————— William T. Giles Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)

17

CERTIFICATION I, Norman Axelrod, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Linens ’n Things, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Norman Axelrod —————————————— Norman Axelrod Chairman and Chief Executive Officer

18

CERTIFICATION I, William T. Giles, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Linens ’n Things, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ William T. Giles —————————————— William T. Giles Senior Vice President, Chief Financial Officer

19