Form 10-K
period 2003-01-04
LINENS N THINGS INC
filed 2003-04-04
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                    For the Fiscal Year Ended January 4, 2003

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

                                 Yes |X| No |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 29, 2002, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1,433 million. The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 10, 2003 was 44,102,098.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 4, 2003 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                Table of Contents

Form 10-K
Item No.      Name of Item                                                  Page
--------      ------------                                                  ----

                                     PART I

Item 1.       Business......................................................   3
Item 2.       Properties....................................................   9
Item 3.       Legal Proceedings.............................................  11
Item 4.       Submission of Matters to a Vote of
                  Security Holders..........................................  11

                                     PART II

Item 5.       Market for Registrant's Common Equity
                  and Related Stockholder Matters...........................  12
Item 6.       Selected Financial Data.......................................  12
Item 7.       Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................  12
Item 7A.      Quantitative and Qualitative Disclosures
                    about Market Risk.......................................  12
Item 8.       Financial Statements and Supplementary
                  Data......................................................  12
Item 9.       Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure................................................  12

                                    PART III

Item 10.      Directors and Executive Officers of
                  the Registrant............................................  13
Item 11.      Executive Compensation........................................  13
Item 12.      Security Ownership of Certain Beneficial
                  Owners and Management and Related Stockholder Matters.....  13
Item 13.      Certain Relationships and Related
                  Transactions..............................................  13
Item 14.      Controls and Procedures.......................................  13

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K......................................................  14

                                     PART I

Item 1. Business

General

      Linens 'n Things, Inc., a Delaware corporation, and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 391 stores in 45 states and four Canadian provinces as of fiscal year end 2002. The Company's business strategy is to offer a broad selection of high quality, brand name home furnishings merchandise at exceptional everyday values, provide knowledgeable and friendly service and maintain low operating costs. The Company's target customer, or guest, is a woman between the ages of 25 and 55 who is fashion and brand conscious, has good to better income, and focuses on the home as a reflection of her individuality.

      The Company is committed to providing its guests with a one-stop shopping destination for their home furnishing needs by offering a broad and deep selection of high quality, brand name "linens" (e.g., bedding, towels, window treatments and table linens) and "things" (e.g., housewares, home and decorative accessories) merchandise with a "won't be undersold" everyday low pricing strategy. As part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller selection of both "linens" and "things." The Company carries over 25,000 stock keeping units (skus). Nationally recognized brand names the Company offers include All-Clad, Braun, Calphalon, Croscill, Cuisinart, Henckels, Krups, Laura Ashley, Nautica Home, OXO, Royal Velvet, Wamsutta, Waverly and Yankee Candle. The Company also sells merchandise under its own private label, LNT Home, which is designed to supplement the Company's offering of brand name products by combining quality and value in a range of product offerings.

      From its founding in 1975 through the late 1980's, the Company operated a chain of traditional stores ranging between 7,500 and 10,000 gross square feet in size. Beginning in 1990, the Company introduced its superstore format, which features an efficient racetrack layout and currently averages approximately 35,000 gross square feet. This superstore format offers a broad merchandise selection in a more visually appealing, guest friendly format. The Company has developed various store size formats, generally ranging from 25,000 to 50,000 gross square feet, which allow the Company to match the size of its stores with the market potential of each location. From 1990 through 1998, the Company closed most of its traditional format stores and implemented the superstore format in its stores. As a result of superstore openings and traditional store closings, the Company's gross square footage has increased to 13.6 million as of fiscal year end 2002. The Company's stores are located predominately in power strip centers adjacent to complementary broad-based retail chains.

      As part of its business strategy, the Company instituted centralized management and operating programs and invested significant capital in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows.

      The Company was a wholly owned subsidiary of CVS Corporation ("CVS"), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering ("IPO") of 13 million shares of the Company's common stock, on a pre-split basis. Immediately subsequent to the IPO, CVS owned approximately 32.5% of the Company's common stock. During 1997, CVS sold substantially all of its remaining shares of the Company's common stock in a public offering. At December 31, 1997, CVS held no shares of the Company's common stock. Unless otherwise indicated, all share information is adjusted to reflect the Company's two-for-one common stock split effected in May 1998.

Executive Officers

The following table sets forth information regarding the current executive officers of the Company:

       Name                             Age    Position
       ----                             ---    --------
       Norman Axelrod..................  50    Chairman and Chief Executive Officer
       Audrey Schlaepfer...............  48    Executive Vice President, Chief Merchandising Officer
       William T. Giles................  43    Senior Vice President, Chief Financial Officer
       Brian D. Silva..................  46    Senior Vice President, Human Resources, Administration and Corporate Secretary

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

      Mr. Silva joined Linens 'n Things in 1995 as Vice President, Human Resources, was promoted to Senior Vice President, Human Resources and Corporate Secretary in 1997 and assumed the role of Senior Vice President, Human Resources and Administration and Corporate Secretary in 2002. Mr. Silva was Assistant Vice President, Human Resources at The Guardian, an insurance and financial services company, from 1986 to 1995. He holds an M.A. in Organizational Development from Columbia University and an M.S. in Human Resources Management from New York Institute of Technology. Mr. Silva received his B.A. from St. John's University.

Business Strategy

      The Company's business strategy is to offer a broad and deep selection of high quality, brand name merchandise at exceptional everyday values, provide knowledgeable and guest-friendly service and maintain low operating costs. Key elements of the Company's business strategy are:

      Offer a Broad Selection of Quality Name Brands at Exceptional Everyday Values. Linens 'n Things' merchandising strategy is to offer the largest breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at exceptional everyday values. The Company's superstore format enables it to offer broader product and brand selection than traditional retailers that sell home furnishings. The Company offers virtually all of the national home furnishings brand names carried by major department stores, as well as many other products and brands. Many national brands offered by the Company are not available at mass merchandisers or off-price retailers. The Company's everyday low price strategy is to set its prices below department store sales prices. The Company believes these strategies enhance its reputation as a value leader and build guest loyalty, while providing a one-stop shopping destination for the guests' home furnishing needs.

Merchandise and sample brands offered in each major department are highlighted below:

             Department                                Items Sold                       Sample Brands
             ----------                                ----------                       -------------
       Bath                         Towels, shower curtains, waste baskets,             Fieldcrest, Martex, Royal Velvet
                                    hampers, bathroom rugs and wall hardware            Springmaid and Wamsutta

       Home Accessories             Decorative pillows, napkins, tablecloths,           Laura Ashley, Umbra
                                    placemats, lamps, gifts, picture frames,            Waverly and Yankee Candle
                                    candles and framed art

       Housewares                   Cookware, cutlery, kitchen gadgets, small           All-Clad, Black & Decker,
                                    electric appliances (such as blenders and           Calphalon, Circulon, Cuisinart,
                                    coffee grinders), dinnerware, flatware              Farberware, Henckels, Braun
                                    and glassware                                       KitchenAid, Krups and OXO

       Storage and Cleaning         Closet-related items (such as hangers,              Euro-Pro, Hoover, Rowenta and
                                    organizers and shoe racks), cleaning and            Rubbermaid
                                    laundry care products

       Top of the Bed               Sheets, comforters, comforter covers,               Croscill, Fieldcrest, Laura
                                    bedspreads, bed pillows, blankets and               Ashley, Nautica, Springmaid,
                                    mattress pads                                       Wamsutta and Waverly

       Window Treatment             Curtains, valances and window hardware              Croscill, Laura Ashley, Wamsutta and Waverly

      Provide Superior Guest Service and Shopping Convenience. The Company's mission is to exceed the guests' expectations in every store, every day. To enhance guest satisfaction and loyalty, Linens 'n Things strives to provide knowledgeable sales assistance and enthusiastic guest service. Linens 'n Things offers competitive wages and on-going training and personnel development in order to attract and retain qualified, motivated employees committed to providing superior guest service.

      The Company's stores feature a racetrack layout, enabling the guest to visualize and purchase fully coordinated and accessorized ensembles. The Company's superstore format is designed to save the guest time by having merchandise visible and accessible on the selling floor.

      The Company has a toll-free guest service line and maintains a website at http://www. lnt.com. These venues enable the Company's guests to purchase currently advertised products, access information about store locations, or review gift registries. In 2001, the Company expanded its e-commerce capability to feature over 10,000 skus through the Company's website. In 2002, the Company introduced its private label LNT credit card, which offers cardholders advance notice of promotions, exclusive discounts, and the benefit of a purchase-based rewards program.

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

Strategy

      The Company's strategy is to continue to expand it's store base, while enhancing operating performance.

      Store base. The Company currently plans to seek to increase market share in existing geographic markets and to penetrate new geographic markets where the Company believes it can become a leading operator of specialty home furnishing stores. From the end of 1997 to the end of 2002, the Company increased its gross square footage to 13.6 million square feet by growing its store base from 176 to 391 stores. During 2003, the Company expects to open between 55 to 60 new stores. The Company selects markets for new stores based on demographic factors such as income levels, population and number of households. The Company generally seeks to operate stores in geographic trading areas with approximately 200,000 people within a ten-mile radius and with demographic characteristics that match its target profile. Because of its flexible store size format, the Company is also able to enter into and operate in smaller markets where specialty home furnishing retailers are often under-represented.

      Comparable store sales. The Company continues to seek to favorably impact comparable store sales by attracting more first-time guests to its stores, and by increasing the frequency of visits per guest and the dollar amount of each guest transaction. The Company believes that the best method to accomplish these goals is to improve upon and emphasize our reputation as a superior one-stop shopping destination for home furnishings. The Company continually introduces new merchandise categories to create a varied product portfolio that it believes will attract new guests and increase guest visits. For example, in 2001, the Company introduced specialty foods, casual furniture and seasonal outdoor furniture and improved and expanded its selection of wall decor and decorative accessories. Also, the Company added Yankee Candle and Nautica Home in 2001 and a new and exclusive collection of Waverly designs and fabrics in 2002 to its already powerful brand name line-up. The Company periodically re-styles its stores to incorporate new merchandise offerings and to emphasize its fastest growing product categories.

      In addition to offering a wide selection of brand name merchandise, the Company has been increasing its sales of proprietary merchandise that is manufactured exclusively for the Company, most of which is sold under the LNT Home label. The Company believes the LNT Home name promotes brand awareness and guest loyalty.

      Operating margin and efficiency. The Company believes there continues to be opportunities to improve gross margin by continuing to use its purchasing power, increasing the penetration of its proprietary merchandise and using its centralized distribution network and management information systems. The Company anticipates that these improvements to gross margin will be partially offset by initiatives to increase comparable store sales. The Company's investments in its centralized distribution and in-store technology have resulted in more efficient inventory procedures at the store level, enabling its sales associates to better service its guests.

      Increase Productivity of Existing Store Base. The Company believes the following initiatives impact its net sales per square foot and inventory turnover ratios:

      Merchandise Mix and Presentation. The Company has developed a number of strategic initiatives to stimulate growth of textiles including new product offerings, improving quality assortments and increasing the strength of value offerings. Further, the Company continues to increase sales in its "things" merchandise. The Company believes these initiatives have positively impacted net sales per square foot, the average net sales per guest and inventory turnover.

      In addition, the Company intends to continue improving its merchandising presentation techniques, space planning and store layout in order to seek to further improve the productivity of its existing and future superstore locations. The Company periodically restyles its stores to incorporate new offerings and realigns its store space with its growth segments. The Company expects that the addition of in-store guest services, such as gift registry, will position it further to improve its store productivity.

      Operating Efficiencies. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including its three current distribution centers and a management information system, which it believes will allow it to endeavor to maintain low operating costs as it pursues its superstore expansion strategy. The warehouse portion of the distribution centers provides the Company flexibility to manage safety stock and inventory flow. The Company's ability to effectively manage its inventory is also impacted by a centralized merchandising management team and its management information systems which allow the Company to monitor and balance inventory levels.

Industry

      The market for home furnishings is highly fragmented and under-penetrated by the fast-growing specialty retail segment of which the Company is a part. The Company believes that this affords it the opportunity to grow market share by further penetrating those geographic markets in which the Company currently operates and by expanding into additional geographic markets where it has little or no presence.

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

      Specialty Stores/Retailers: This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc. and Home Goods, a division of TJX Companies, Inc. and smaller format retailers such as Crate & Barrel and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 25,000 to 70,000 gross square feet and offer a home furnishings merchandise selection of approximately 15,000 to 40,000 skus. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy the customer's household needs. The smaller format retailers offer a narrow assortment within a specific niche and generally range in size from 2,000 to 20,000 gross square feet.

      Other Retailers: This category includes mail order retailers, such as Domestications, off-price retailers, such as Kohl's Corporation, the T.J. Maxx and Marshall's divisions of the TJX Companies, Inc. and local "mom and pop" retail stores. Both mail order retailers and smaller local retailers generally offer a more limited selection of merchandise. Off-price retailers typically offer closeout or out of season name brand merchandise at competitive prices.

Products and Merchandising

      The Company offers quality home textiles, housewares and home accessories at exceptional everyday values. The Company's extensive merchandise offering of over 25,000 skus enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the guest's impression of a dominant selection of merchandise in an easy-to-shop environment. The Company's broad and deep merchandise offering is coupled with everyday low prices that are generally below regular department store prices and comparable with or slightly below department store sale prices. The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of its pricing strategy. This is an important factor in establishing its reputation as a value leader and in helping to build guest loyalty.

Customer Service

      Linens 'n Things treats every customer as a guest. The Company's philosophy is to enhance the guest's entire shopping experience in order to encourage guest loyalty. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. The entire store team is trained to be highly visible in order to assist guests with their selections. The ability to assist guests has been enhanced by the transfer of inventory receiving functions from the stores to the distribution centers, allowing sales associates to direct their focus to the selling floor. Sophisticated management systems that provide efficient guest service and fair return policies are geared toward making each guest's visit a convenient, efficient and pleasant experience.

Marketing and Advertising

      The Company's advertising programs communicate, build and strengthen the Linens 'n Things brand and image. Because of the Company's commitment to exceptional everyday values, advertising vehicles are aggressively used to highlight value, breadth and depth of selection. The Company focuses its advertising programs during key selling seasons such as back-to-school and holidays.

      To reach its guests, the Company primarily uses full color flyers to best represent the full range of offerings in the stores. These are supplemented by other on-going direct marketing initiatives. In addition, the Company utilizes its proprietary marketing database to track the buying habits of its guests. Grand opening promotional events are designed to support new stores, particularly those located in new markets.

Purchasing and Suppliers

      The Company purchases its merchandise from approximately 1,000 suppliers. Springs Industries, Inc., through its various operating companies, supplied approximately 10% of the Company's total purchases in fiscal 2002. In fiscal 2002, the Company purchased a significant number of products from other key suppliers. The Company is often one of the largest customers for certain of its vendors. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

Company Operations

      Distribution. The Company currently operates three distribution centers. The Greensboro, North Carolina facility began operation in 1995; the Swedesboro, New Jersey facility began operation in 1999 and the Shepardsville, Kentucky facility began operation in Spring 2002. The Company believes the utilization of the centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores, and improved information flow. The Company believes strong distribution support for its stores is a critical element to its growth strategy and is central to its ability to maintain a low cost operating structure.

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

      Management Information Systems. Over the last several years, the Company has made significant investments in technology to improve guest service, gain efficiencies and reduce operating costs. Linens 'n Things has installed a customized IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. The Company also utilizes hand-held scanners with inventory status and price look-up capabilities, which allow the Company's sales associates to remain accessible to guests on the selling floor. Information obtained from management information systems results in automatic inventory replenishment in response to specific requirements of each store, thereby improving in-stock positions and enhancing guest service.

      The Company believes its management information systems have fully integrated the Company's stores, headquarters and distribution process. The Company continually evaluates and upgrades its management information systems to enhance the quantity, quality and timeliness of information available to management.

Store Management and Operations. The Company places a strong emphasis on its people, their development and their opportunity for advancement, and is committed to maintaining a high internal promotion rate. The Company's practice is to open each new store with a seasoned management team, which usually includes managers who have significant experience with the Company. Additionally, the Company's structured management training program requires that each new manager learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning. This is complemented at the sales associate level with in-store product seminars and store systems training. The Company believes that its policy of promoting from within, as well as the opportunities for advancement from its store expansion program, serve as incentives to attract and retain quality individuals.

      Linens 'n Things' stores are open seven days a week, generally from 9:30 a.m. to 9:30 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

Private Label Charge Card. In April 2002, the Company launched its private label charge card program. The intent of this program is to build guest loyalty. Through a points program, guests receive enhanced value by using the card. The program also allows the Company to provide consistent and effective communication with its guests, while increasing its information base of its guests' purchasing patterns. Subject to customary exceptions, credit risk is borne by GE Card Services, a top issuer of private label credit cards.

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

Employees

      As of January 4, 2003, the Company employed approximately 16,900 individuals, of whom approximately 7,100 were full-time employees and 9,800 were part-time employees. None of the Company's employees is represented by a union, and the Company believes that it has a good relationship with its employees.

Competition

      The segment of the U.S. home furnishings market in which the Company operates generated approximately $70 billion in sales. This market is highly fragmented and intensely competitive. The Company competes with many different types of retailers, including department stores, mass merchandisers and discounters, specialty retail stores, mail order and other retailers. Some of the Company's competitors sell many of the same items and brands that the Company sells. The Company believes that its ability to compete successfully in its market is influenced by several factors, including price, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, guest service and superior store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

Trade Names and Service Marks

      The Company uses the "Linens 'n Things" and "LNT Home" names as trademarks and as service marks in connection with retail services. The Company has registered the "Linens 'n Things" and "LNT" marks with the United States Patent and Trademark Office and the "Linens 'n Things" mark with the Canadian Intellectual Property Office. The Company believes that the name "Linens 'n Things" is an important element of its business.

Available Information

      The Company makes available free of charge through its website, http://www.lnt.com, all materials that it files electronically with the SEC, including the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing or furnishing such materials with the SEC.

      You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

Item 2. Properties

      The Company's corporate headquarters is located at 6 Brighton Road, Clifton, New Jersey. As of January 4, 2003 the Company operated 391 retail stores in 45 states and four Canadian provinces. The Company's superstores generally range in size from 25,000 to 50,000 gross square feet and currently average 34,800 square feet. The Company's stores are predominately located in power strip centers containing other complementary broad-based retail chains. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and most of the leases provide for one or more renewal options ranging from 5 to 15 years at increased rents. Some of the leases provide for scheduled rent increases and some of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS Corporation, formerly the Company's parent company, guarantees certain stores' leases that were entered into prior to the Company's 1996 initial public offering (IPO). Following the IPO, CVS no longer entered into commitments to guarantee future leases on behalf of the Company.

      The Company owns its distribution center in Greensboro, North Carolina, and leases its distribution centers in Swedesboro, New Jersey, and Shepardsville, Kentucky. Combined total square footage for these three distribution centers is approximately 1.2 million. Both the New Jersey and Kentucky distribution centers can be expanded. The Company leases its headquarters in Clifton, New Jersey.

The table below sets forth the number and location of stores in the United States as of January 4, 2003:

       State                Number of Stores            State                      Number of Stores
       -----                ----------------            -----                      ----------------
       Alabama                     4                    Nebraska                           2
       Arizona                    11                    Nevada                             3
       Arkansas                    3                    New Hampshire                      5
       California                 44                    New Jersey                        14
       Colorado                    8                    New Mexico                         3
       Connecticut                12                    New York                          23
       Delaware                    1                    North Carolina                    10
       Florida                    28                    North Dakota                       1
       Georgia                    14                    Ohio                              10
       Idaho                       1                    Oklahoma                           2
       Illinois                   21                    Oregon                             6
       Indiana                     6                    Pennsylvania                      11
       Kansas                      3                    Rhode Island                       2
       Kentucky                    3                    South Carolina                     3
       Louisiana                   5                    Tennessee                          6
       Maine                       3                    Texas                             35
       Maryland                    4                    Utah                               3
       Massachusetts              14                    Vermont                            1
       Michigan                   11                    Virginia                          12
       Minnesota                   5                    Washington                        11
       Mississippi                 1                    West Virginia                      1
       Missouri                    5                    Wisconsin                          4
       Montana                     2

The table below sets forth the number and location of stores in Canada as of January 4, 2003:

       Province                              Number of Stores
       --------                              ----------------

       Alberta                                       5
       British Columbia                              5
       Ontario                                       3
       Manitoba                                      1

The following table sets forth information concerning our expansion program during the past five years:

                                                    Total Square Footage
                                                       (In thousands)                     Store Count
                                             --------------------------------------------------------------------
      Fiscal        Store         Store
       Year        Openings      Closings       Begin Year          End Year      Begin Year         End Year
       ----        --------      --------       ----------          --------      ----------         --------
       1998           32            12             5,493             6,487           176               196
       1999           43            9              6,487             7,925           196               230
       2000           57            4              7,925             9,836           230               283
       2001           63            3              9,836             11,980          283               343
       2002           55            7             11,980             13,607          343               391

Item 3. Legal Proceedings

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter ended January 4, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At January 4, 2003 there were approximately 7,686 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

       For Fiscal 2002                                   High         Low
       ---------------                                   ----         ---

        First Quarter..............................     $32.55      $24.17
        Second Quarter.............................     $37.55      $28.60
        Third Quarter..............................     $32.70      $18.09
        Fourth Quarter.............................     $25.44      $15.05

       For Fiscal 2001                                   High         Low
       ---------------                                   ----         ---

        First Quarter..............................     $37.88      $24.81
        Second Quarter.............................     $32.76      $24.00
        Third Quarter..............................     $28.16      $17.37
        Fourth Quarter.............................     $25.91      $17.72

      The Company paid no dividends on its common stock in fiscal 2002 and 2001. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's credit facility currently limits the amount of cash dividends. See "Management's Discussion and Analysis--Liquidity and Capital Resources" under Item 7.

Item 6. Selected Financial Data

      The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 12 of the Company's Annual Report to Shareholders for the fiscal year ended January 4, 2003

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this Item is incorporated by reference to pages 13 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended January 4, 2003

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The information required by this Item is incorporated by reference to page 17 of the Company's Annual Report to Shareholders for the fiscal year ended January 4, 2003 under the heading "Management's Discussion and Analysis - Market Risk Disclosure".

Item 8. Financial Statements and Supplementary Data

      The financial statements and financial information required by this Item are incorporated by reference to pages 22 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended January 4, 2003. These financial statements are indexed under Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or reportable disagreements between the Company and its independent public accountants on matters of accounting principles or practices for fiscal 2002.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement, under the heading "Election of Directors," for the Company's 2003 Annual Meeting of Shareholders.

      The information required by this Item concerning the Company's executive officers is contained in Part I, Item 1, "Business - Executive Officers."

      The information required by this Item with respect to Section 16 reporting is incorporated by reference to the Company's Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, under the headings "Director Compensation; Attendance;" "Committees of the Board of Directors" and "Executive Compensation," other than information included therein under the sub captions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

      The information required by this Item will, if applicable, be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, and, if so included, is incorporated by reference in this Item.

Item 14. Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have, in connection with management's periodic review thereof, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 240.13a-14c and 15d-14c) as of a date within ninety days before the filing of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

      (b)   Changes in internal controls

            There have been no significant changes in the Company's internal controls or in other factors that the Company believes could significantly affect those internal controls subsequent to the evaluation date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report.

1.    Financial Statements:

      The following Financial Statements are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended January 4, 2003:

                                                                                                 Pages in Annual Report
                                                                                                     to Shareholders
                                                                                                     ---------------
Consolidated Statements of Operations -
for the fiscal years ended, January 4, 2003, December 29, 2001 and December 30, 2000.............           22

Consolidated Balance Sheets -
as of January 4, 2003 and December 29, 2001......................................................           23

Consolidated Statements of Shareholders' Equity -
for the fiscal years ended January 4, 2003, December 29, 2001 and December 30, 2000..............           24

Consolidated Statements of Cash Flows -
for the fiscal years ended January 4, 2003, December 29, 2001 and December 30, 2000..............           25

Notes to Consolidated Financial Statements.......................................................           26 through 35

Management's Responsibility for Financial Reporting..............................................           36

Independent Auditors' Report......................................................................           36

2.    Schedules:

      None

3.    Exhibits:

      The Exhibits on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

                                  EXHIBIT INDEX

Exhibit
Number    Description

3.1       Amended and Restated Certificate of Incorporation, as amended (1),(3)

3.2       By-Laws of the Registrant(1)

4         Specimen Certificate of Common Stock(1)

10.1      Transitional Services Agreement between the Registrant and CVS
          Corporation1

10.2      Stockholder Agreement between the Registrant and CVS Corporation1

10.3      Tax Disaffiliation Agreement between the Registrant and CVS
          Corporation(1)

10.4      Employment Agreement with Norman Axelrod*(5)

10.5      Employment Agreement with Steven B. Silverstein*(5)

10.6      Employment Agreement with Brian Silva*(5)

10.7      Employment Agreement with William T. Giles *(5)

10.8      Employment Agreement with Audrey Schlaepfer*(8)

10.9 Split Dollar Agreement and Collateral Assignment between the Registrant and Norman Axelrod*(4)

10.10 Split Dollar Agreement and Collateral Assignment between the Registrant and Steven B. Silverstein*(8)

10.11     1996 Incentive Compensation Plan*(1)

10.12     1996 Non-Employee Director Stock Plan*(1)

10.13     Supplemental Executive Retirement Plan*(4),(8)

10.14     2000 Stock Award and Incentive Plan (7)

10.15     Deferred Compensation Plan*(11)

10.16     LNT Broad-Based Equity Plan*(10)

10.17 Credit Agreement dated as of October 20, 2000, as amended on June 21, 2002 among the Registrant, Fleet Bank and the lenders signatory thereto (6),(9),(12)

13        Annual Report to Shareholders for 2002 fiscal year**

21        List of Subsidiaries(2)

23a       Consent of KPMG LLP(2)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

(2)   Filed with this Form 10-K.

(3)   Incorporated by reference to Current Report on Form 8-K filed on May 6,
      1999.

(4) Incorporated by reference to Current Report on Form 8-K filed on March 27, 2000.

(5) Incorporated by reference to Current Report on Form 8-K filed on March 29, 2001.

(6) Incorporated by reference to Current Report on Form 8-K filed on November 6, 2000.

(7) Incorporated by reference to Registration Statement on Form S-8 filed on August 2, 2000 (File No. 333-42874).

(8) Incorporated by reference to a Current Report on Form 8-K filed on March 26, 2002.

(9) Incorporated by reference to a Quarterly Report on Form 10-Q filed on November 13, 2001.

(10) Incorporated by reference to a Registration Statement on Form S-8 filed on June 14, 2001 (File No. 333- 62984).

(11) Incorporated by reference to a Registration Statement on Form S-8 filed on June 2, 1998 (File No. 333-55803).

(12) Incorporated by reference to a Current Report on Form 8-K filed September 18, 2002.

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

                                        Linens 'n Things, Inc.
                                        (Registrant)

                                        By: /s/ Norman Axelrod
                                            ------------------
                                            Norman Axelrod
                                            Chairman and Chief Executive Officer

Dated: April 4, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

              Signature                                           Title                            Date
              ---------                                           -----                            ----
     /s/ Norman Axelrod                              Chairman and Chief                        April 4, 2003
--------------------------------------------         Executive Officer
     Norman Axelrod

     /s/ Philip E. Beekman                           Director                                  April 4, 2003
--------------------------------------------
     Philip E. Beekman

     /s/ Harold F. Compton                           Director                                  April 4, 2003
--------------------------------------------
     Harold F. Compton

     /s/ Stanley P. Goldstein                        Director                                  April 4, 2003
--------------------------------------------
     Stanley P. Goldstein

     /s/ Morton E. Handel                            Director                                  April 4, 2003
--------------------------------------------
     Morton E. Handel

     /s/ Robert Kamerscham                           Director                                  April 4, 2003
--------------------------------------------
     Robert Kamerscham

     /s/ William T. Giles                            Senior Vice President,                    April 4, 2003
--------------------------------------------         Chief Financial Officer
     William T. Giles                                (Principal Financial Officer and
                                                     Principal Accounting Officer)

                                  CERTIFICATION

I, Norman Axelrod, Chairman and Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of Linens 'n Things, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003                      /s/ Norman Axelrod
                                         ------------------------------------
                                         Norman Axelrod
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

I, William T. Giles, Principal Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of Linens 'n Things, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003               /s/ William T. Giles
                                  --------------------
                                  William T. Giles
                                  Senior Vice President, Chief Financial Officer

Five-Year Financial Summary (in thousands, except per share and selected operating data)

Fiscal Year Ended(1)                                   January 4,     December 29,     December 30,      January 1,     December 31,
                                                         2003           2001(3)           2000             2000             1998
------------------------------------------------------------------------------------------------------------------------------------
Income statement data:
   Net sales ....................................    $ 2,184,716      $ 1,823,803      $ 1,572,576      $ 1,300,632     $ 1,066,194
   Operating profit .............................        114,269           52,480          107,092           84,552          61,988
   Net income ...................................         69,246           29,749           64,937           52,052          38,062
   Net income per share - basic(2) ..............    $      1.63      $      0.73      $      1.63      $      1.32     $      0.98
   Basic weighted-average shares
       outstanding(2) ...........................         42,428           40,508           39,785           39,339          38,895
   Net income per share - diluted(2) ............    $      1.60      $      0.72      $      1.60      $      1.27     $      0.94
   Diluted weighted-average shares
        outstanding(2) ..........................         43,314           41,193           40,712           40,907          40,407

Balance sheet data:
   Total assets .................................    $ 1,150,481      $   927,439      $   821,557      $   679,916     $   560,844
   Working capital ..............................        373,488          228,078          226,694          181,380         154,893
   Shareholders' equity .........................    $   668,721      $   498,215      $   458,994      $   383,962     $   323,576

Selected operating data:
   Number of stores .............................            391              343              283              230             196
   Total gross square footage (000's) ...........         13,607           11,980            9,836            7,925           6,487
   Increase (decrease) in comparable
      store net sales ...........................            3.1%            (2.4%)            3.7%             5.4%            8.3%

(1) Fiscal year 2002 was a 53-week period. Fiscal years 1999 through 2001 were 52-week periods. Fiscal year 1998 was a calendar year period.
(2) Unless otherwise stated, all references to common shares outstanding and income per share in the consolidated financial statements, notes to consolidated financial statements, and management's discussion and analysis of financial condition and results of operations are adjusted to reflect the Company's two-for-one common stock split effected in May 1998.
(3) Fiscal 2001 operating results include non-comparable restructuring and litigation charges of $41.8 million pre-tax ($26.2 million, after-tax), or $0.64 per share on a fully diluted basis. Excluding the effects of such non-comparable items, fiscal year 2001 net income would have been $55.9 million or $1.36 per share on a fully diluted basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-2001 Non-Comparable Items."

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Linens 'n Things, Inc. (the "Company") is one of the leading national format specialty retailers of home textiles, housewares and home accessories. As of January 4, 2003, the Company operated 391 stores in 45 states and in four provinces across Canada. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods. The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

Consolidated Results of Operations

The following table sets forth the percentage of net sales for certain items included in the Company's consolidated statements of operations for the 53 weeks ended January 4, 2003 ("fiscal 2002") and each of the 52 weeks ended December 29, 2001 ("fiscal 2001") and December 30, 2000 ("fiscal 2000"):

                                                Jan. 4,     Dec. 29,    Dec. 30,
Fiscal Year Ended                                2003         2001        2000
--------------------------------------------------------------------------------

Percentage of net sales
Net sales ...............................       100.0%       100.0%       100.0%
Cost of sales, including buying
    and distribution costs ..............        59.0         59.3         59.1
                                                -----        -----        -----
Gross profit ............................        41.0         40.7         40.9
Selling, general and
    administrative expenses .............        35.8         35.7         34.1
Restructuring and asset
    impairment charge ...................          --          1.9           --
Litigation charge .......................          --          0.2           --
                                                -----        -----        -----
Operating profit ........................         5.2          2.9          6.8
Interest expense, net ...................         0.1          0.2          0.1
                                                -----        -----        -----
Income before income taxes ..............         5.1          2.7          6.7
Provision for income taxes ..............         1.9          1.1          2.6
                                                -----        -----        -----
Net income ..............................         3.2%         1.6%         4.1%

2001 Non-Comparable Items

The Company's 2001 results were impacted by non-comparable items totaling $41.8 million, pre-tax, as follows:

Restructuring and Asset Impairment Charge

During the fourth quarter of fiscal 2001, the Company formulated a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of 17 stores which did not meet the Company's performance objectives. These 17 stores generated approximately 4% of total net sales in 2001 and are geographically dispersed.

In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. Certain components of the restructuring and asset impairment charge are based upon estimates and may be subject to change in future periods. Of the $37.8 million, $34.0 million was included in restructuring and asset impairment charge and $3.8 million was recorded in cost of sales. The estimated after-tax cash portion of the charge is approximately $15.2 million and the after-tax non-cash portion of the charge is approximately $8.5 million.

A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve was included in accrued expenses at December 29, 2001. The reserve considers estimated sublease income. All of the stores were leased and as such, the Company will not be responsible for the disposal of property other than fixtures. A pre-tax charge of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. Additionally, a pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. A pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.

During fiscal 2002, the Company determined to keep one of the 17 stores open. As a result, the Company reversed $1.4 million of the lease commitment and miscellaneous store closing costs reserve established in fiscal 2001. In addition, the Company evaluated the reserve balance associated with the remaining store closings and recorded an additional reserve of $1.4 million based on current estimates of lease settlement obligations. This activity has been presented within the fiscal 2002 usage activity in the below table.

As of January 4, 2003, seven stores have closed and the Company expects the majority of the remaining stores to be closed by the end of the first quarter of 2003.

As of January 4, 2003, the Company has $22.2 million remaining in the 2001 restructuring and asset impairment charge. The following table displays a roll forward of the activity and the significant components of the fiscal 2001 restructuring and asset impairment charge and the reserves remaining as of January 4, 2003 ($ in millions):

                              Initial        Usage      Remaining at      Usage      Remaining
                              Charge         2001         12/29/01         2002      at 1/04/03
Non-Cash
Components:
  Asset
  impairment ...........      $ 9.5          $(9.5)             --             --           --
  Inventory
  markdown .............        3.8           (3.8)             --             --           --
                              ----------------------------------------------------------------
Subtotal ...............       13.3          (13.3)             --             --           --

Cash
Components:
  Lease
commitments ............       20.5             --            20.5           (1.1)        19.4
  Other ................        4.0             --             4.0           (1.2)         2.8
                              ----------------------------------------------------------------
Subtotal ...............       24.5             --            24.5           (2.3)        22.2
                              ----------------------------------------------------------------
Total ..................      $37.8          $(13.3)         $24.5          $(2.3)       $22.2
                              ================================================================

The 2002 usage primarily consists of the settlements for lease obligations and other miscellaneous closing costs. The deductions to the reserve balance during 2001 included fixed asset write-offs totaling $9.5 million and store inventory markdowns taken totaling $3.8 million.

Litigation Charge

In fiscal 2001, the Company was named as a defendant in California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, together with class action claims on behalf of certain former employees seeking accrued vacation pay. In the second quarter of fiscal 2001, the Company recorded a pre-tax charge of $4.0 million ($2.5 million after-tax) related to the settlement payments, attorneys' fees, and estimated expenses of administering the settlement. An order granting final approval of class action settlement was signed on December 19, 2001. The Company admitted no liability in connection with this settlement. Payment of these amounts was made in early fiscal 2002.

The following table shows the effect of non-comparable items on the year ended December 29, 2001.

                      (in millions, except per share data)

                                                                        Excluding
                                             As             Non-          Non-
                                          Reported       Comparable    Comparable
                                                            Items         Items
--------------------------------------------------------------------------------
Net sales ........................       $ 1,823.8              --     $ 1,823.8
Gross profit .....................           742.5            (3.8)        746.3
Selling, general and
  administrative expenses ........           652.0              --         652.0
Restructuring and asset
  impairment charge ..............            34.0            34.0            --
Litigation charge ................             4.0             4.0            --
                                         ---------       ---------     ---------
Operating profit .................            52.5           (41.8)         94.3
Interest expense, net ............             3.9              --           3.9
                                         ---------       ---------     ---------
Income before income taxes .......            48.6           (41.8)         90.4
Provision for income taxes .......            18.9           (15.6)         34.5
                                         ---------       ---------     ---------
Net income .......................       $    29.7          ($26.2)    $    55.9
                                         =========       =========     =========
Basic earnings per share .........       $    0.73          ($0.65)    $    1.38
                                         =========       =========     =========
Diluted earnings per share .......       $    0.72          ($0.64)    $    1.36
                                         =========       =========     =========

The following discussion on the Consolidated Results of Operations includes as well as excludes the impact of the 2001 non-comparable items.

In discussing its period to period results, the Company believes it is useful, for investors and management, in reviewing financial performance to understand the impact on operating results and financial condition of actions, events and items which the Company believes are not generally part of its operations or are unusual events, and is useful in understanding the Company's operating results and financial condition on a comparative basis. It supplements, and is not intended to represent, GAAP presentation.

Fiscal Year Ended January 4, 2003 Compared With Fiscal Year Ended December 29, 2001

Net Sales

Net sales for fiscal 2002 (53 weeks) were $2,184.7 million, an increase of 19.8% over fiscal 2001 (52 weeks) sales of $1,823.8 million, primarily as a result of new store openings as well as comparable store net sales increases. The Company opened 55 superstores and closed seven stores in fiscal 2002, compared with opening 63 superstores and closing three stores in fiscal 2001. Store square footage increased 13.6% to
13.6 million at January 4, 2003 compared with 12.0 million at December 29, 2001.

Comparable store net sales for fiscal 2002 (53 weeks vs. 53 weeks) increased 3.1% compared with a decline of 2.4% in fiscal 2001. Comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the 13th full month of sales.

The Company's average net sales per store was $5.9 million in fiscal 2002 and $5.8 million in fiscal 2001. The increase in comparable store net sales and average net sales per store in fiscal 2002 were driven primarily by higher consumer traffic. The Company believes its sales results also reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, improvements in the Company's textile business and customer or "guest" shopping experience. Sales also benefited from good overall performance of the Company's functional housewares business.

Net sales consist of gross sales to customers net of returns, discounts and incentives. Provisions for estimated future sales returns when material are recorded in the period that the related sales are recorded. The Company determines the amount of provision based on historical information. Sales discounts, coupons and other similar incentives are recorded as a reduction of sales revenue in the period when the related sales are recorded.

The Company's core business strategy is to offer a broad and deep selection of high quality brand name "linens" (e.g., bedding, towels and table linens) and "things" (e.g., housewares and home accessories) merchandise. For fiscal 2002, net sales of "linens" merchandise increased approximately 17% over the prior year, while net sales of "things" increased approximately 24% over the prior year. The greater increase in net sales for "things" merchandise primarily resulted from the continued expansion of product categories within the "things" business.

Gross Profit

Gross profit for fiscal 2002 was $896.0 million, or 41.0% of net sales, compared with $742.5 million, or 40.7% of net sales, in fiscal 2001. Excluding the effect of the non-comparable item recorded in fiscal 2001, gross profit was $746.3 million, or 40.9% of net sales in fiscal 2001. This increase as a percentage of net sales resulted from overall improved selling mix, increased penetration of proprietary product and leveraging of the Company's buying power.

Expenses

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for fiscal 2002 were $781.8 million, or 35.8% of net sales, compared with $652.0 million, or 35.7% of net sales, in fiscal 2001. Corporate office and occupancy expenses were leveraged, which were offset by investments in store payroll as a result of the Company's initiative to improve overall guest service levels.

Operating profit for fiscal 2002 increased to $114.3 million, or 5.2% of net sales, up from $52.5 million, or 2.9% of net sales during fiscal 2001. Excluding the effect of non-comparable items recorded in fiscal 2001, operating profit was $94.3 million or 5.2% of net sales during fiscal 2001.

Net interest expense in fiscal 2002 was $2.2 million compared to $3.9 million during fiscal 2001. The decrease in net interest expense is mainly due to lower average borrowings, as well as lower interest rates.

The Company's income tax expense for fiscal 2002 was $42.8 million, compared with $18.9 million during fiscal 2001. The Company's effective tax rate was 38.2% in fiscal 2002 and 38.8% in fiscal 2001. Excluding the impact of non-comparable items recorded in fiscal 2001, the Company's income tax expense for fiscal 2001 was $34.5 million and the effective tax rate was 38.2%.

Net Income

As a result of the factors described above, net income for fiscal 2002 was $69.2 million, or $1.60 per share on a fully diluted basis compared with $29.7 million, or $0.72 per share on a fully diluted basis in fiscal 2001. Excluding the effect of non-comparable items recorded in fiscal 2001, net income was $55.9 million or $1.36 per share on a fully diluted basis in fiscal 2001.

Fiscal Year Ended December 29, 2001 Compared With Fiscal Year Ended December 30, 2000

Net Sales

Net sales for fiscal 2001 were $1,823.8 million, an increase of 16.0% over fiscal 2000 sales of $1,572.6 million, primarily as a result of new store openings. The Company opened 63 superstores and closed three stores in fiscal 2001, as compared with opening 57 superstores and closing four stores in fiscal 2000. At fiscal year end 2001, the Company operated 343 stores, including 11 stores in Canada, as compared with 283 stores at fiscal year end 2000. Store square footage increased 21.8% to 12.0 million at December 29, 2001 compared with 9.8 million at December 30, 2000.

Comparable store net sales declined 2.4% in fiscal 2001 compared with an increase of 3.7% in fiscal 2000. The Company's average net sales per store was $5.8 million in fiscal 2001 compared to $6.2 million in fiscal 2000. The decline in comparable store net sales and average net sales per store in fiscal 2001 was primarily attributed to a decline in consumer traffic due to the slowing economy as well as the productivity of our newer comparable stores opened in 2000, which performed below the Company's sales targets.

Gross Profit

Gross profit for fiscal 2001 was $742.5 million, or 40.7% of net sales, compared with $643.3 million, or 40.9% of net sales, in fiscal 2000. Excluding the effect of a non-comparable item recorded in fiscal 2001, gross profit was $746.3 million or 40.9% of net sales in fiscal 2001. Gross margin as a percentage of net sales in fiscal 2001 was impacted by an increase in markdowns primarily as a result of an increase in promotional activity and a pre-tax charge of $3.8 million related to the estimated inventory markdowns below cost for the closing of certain under-performing stores. This was offset by improved mark-on as a result of product mix and the increased penetration of the Company's proprietary products, as well as lower freight expenses.

Expenses

SG&A expenses for fiscal 2001 were $652.0 million, or 35.7% of net sales, as compared with $536.2 million, or 34.1% of net sales, in fiscal 2000. The increase as a percentage of net sales is attributable to the de-leveraging in the Company's operating expenses, primarily occupancy costs, reflecting lower sales productivity. However, the increase was partially offset by the leverage of corporate office expenses.

Operating profit for fiscal 2001 was $52.5 million, or 2.9% of net sales, down from $107.1 million, or 6.8% of net sales during fiscal 2000. Excluding the effect of non-comparable items recorded in fiscal 2001, operating profit was $94.3 million or 5.2% of net sales during fiscal 2001.

Net interest expense in fiscal 2001 increased to $3.9 million from $1.9 million during fiscal 2000. This increase was due to a higher net average loan balance than in fiscal 2000 in order to fund the Company's operations.

The Company's income tax expense for fiscal 2001 was $18.9 million, compared with $40.2 million during fiscal 2000. The Company's effective tax rate was 38.8% and 38.2%, in fiscal 2001 and fiscal 2000, respectively. Excluding the impact of non-comparable items recorded in fiscal 2001, the Company's income tax expense for fiscal 2001 was $34.5 million and the effective tax rate was 38.2%.

Net Income

As a result of the factors described above, net income for fiscal 2001 was $29.7 million or $0.72 per share on a fully diluted basis compared with $64.9 million, or $1.60 per share on a fully diluted basis in fiscal 2000. Excluding the effect of non-comparable items recorded in fiscal 2001, net income was $55.9 million, or $1.36 per share on a fully diluted basis for fiscal 2001.

Liquidity and Capital Resources

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flow from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its 2000 $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders, to expire April 20, 2005. The Credit Agreement allows for up to $40 million in borrowings from additional lines of credit outside of the Credit Agreement. As of January 4, 2003, the additional lines of credit include approximately $23 million in committed facilities that expire on June 18, 2003 and are subject to annual renewal arrangements. The Credit Agreement replaced the 1998 $90 million revolving line of credit, which allowed for up to $25 million in borrowings from additional lines of credit. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the end of fiscal 2002, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends, pursuant to which the amount of cash dividends may not exceed the sum of $25 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ended March 30, 2002. The Company has never paid cash dividends and does not anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following year. Accordingly, the Company reduced the balance of domestic borrowings to zero for 30 consecutive days during the period beginning on December 1, 2002 and ending on March 15, 2003. At various times throughout fiscal 2002 and 2001, the Company borrowed against the Credit Agreement for seasonal working capital needs. At the end of fiscal 2002, the Company had $1.8 million of borrowings under the additional lines of credit at a weighted average interest rate of 4.5%. In addition, as of January 4, 2003 and December 29, 2001, the Company had $26.0 million and $21.6 million, respectively, of letters of credit outstanding, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance arrangements. (See Note 8 to the Consolidated Financial Statements). The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") pursuant to a Trade Payables Agreement wherein GECC will purchase the Company's payables at a discount directly from the Company's suppliers prior to the due date of those payables and pays on behalf of the Company the amount due on those payables prior to their due date. Any discounts resulting from such purchases are subject to a sharing arrangement as agreed between the Company and GECC.

Net cash provided by operating activities for the fiscal year ended 2002 was $80.7 million compared with $44.3 million for the fiscal year ended 2001. The change in net cash used in operating activities was primarily attributed to an improvement in net income and the timing of vendor payments, impacted by a slight improvement in inventory turn. Inventory increased approximately $122.6 million in fiscal 2002. The increase in inventory resulted from new store additions since fiscal 2001 as well as additional investments in inventory as a result of the Company's in-stock initiative. Net cash provided by operating activities is our principal source of liquidity and, therefore, a decline in demand for the Company's product offerings could impact the availability of funds for store expansion.

Net cash used in investing activities for the fiscal year ended 2002 was $82.2 million, compared with $100.0 million for the fiscal year ended 2001. Fiscal year 2002 included capital expenditures associated with the opening of 55 new stores compared with 63 new stores in fiscal 2001. Capital expenditures related to the Company's third distribution center, which opened in the Spring of 2002, were primarily paid in fiscal 2001. The Company currently estimates capital expenditures will be approximately $80 million to $85 million in fiscal 2003, primarily for an estimated 55 to 60 new stores, store remodels, and system enhancements.

Net cash provided by financing activities for the fiscal year ended 2002 was $72.7 million compared with $32.7 million for the fiscal year ended 2001. The increase was primarily due to a common stock offering of 3.3 million shares that raised a net $95.8 million. The proceeds were used to pay down borrowings under the Credit Agreement.

As discussed in Note 10 to the Consolidated Financial Statements, the Company is committed for future minimum rental payments primarily for its retail stores for amounts which aggregate approximately $2.2 billion. In addition, as of January 31, 2003, the Company had fully executed leases for 70 stores planned to open in fiscal 2003 and fiscal 2004.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs during the course of its fiscal year, with peak periods generally expected during the second quarter and fourth quarter of the fiscal year. As the Company's business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facilities from those currently existing and/or other debt or equity funding. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, its existing credit facilities, and its uncommitted lines of credit will be sufficient to fund its expected capital expenditure, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

Market Risk Disclosure

The Company regularly evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates, including a fixed margin above LIBOR. At January 4, 2003, the Company had $1.8 million of borrowings under the additional lines of credit at a weighted-average interest rate of 4.5% (see Note 8 to the Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results of operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 14 stores in Canada as of January 4, 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results of operations or cash flows.

Inflation and Seasonality

The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

The Company's business is subject to substantial seasonal variation. Historically, the Company has realized a significant portion of its net sales and net income for the year during the third and fourth quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Recent Accounting Pronouncements

At a 2001 meeting of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF"), a consensus was reached with respect to the issue of "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. In April 2001, the EITF delayed the effective date for this consensus to 2002. The Company has always included such sales incentives as a reduction of sales and records free merchandise in cost of goods sold as required by the EITF consensus.

The FASB's EITF Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The Company is in the process of evaluating the impact of EITF Issue 02-16. However, the application of EITF Issue 02-16 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The Company has evaluated SFAS No. 143 and does not anticipate that the impact of the new pronouncement would have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), but retains many of its fundamental provisions. SFAS No. 144 also expands the scope of discontinued operations to include more disposal transactions, and will impact the presentation of future store closings, if any. SFAS No. 144 was effective for the Company for the first quarter of fiscal 2002. The implementation of SFAS No. 144 did not have a significant impact on the Company's financial statements, as the impairment assessment under SFAS No. 144 is predominately unchanged from SFAS No. 121 and the stores closed during the fifty-three weeks ended January 4, 2003 did not meet the requirements to be reported as discontinued operations.

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have and is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), was issued in December 2002 and the transition guidance and annual disclosure provisions are effective for the Company for the year ended January 4, 2003. SFAS No. 148 amends SFAS Statement No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the fiscal year ended 2002, 2001 and 2000, the Company accounted for stock options using the intrinsic value method prescribed under Accounting Principles Board ("APB") Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 11 to the Company's Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures for interim and annual reports regarding obligations under certain guarantees issued by a guarantor. Under FIN No. 45, the guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The Company has evaluated FIN No. 45 and does not anticipate that the impact of the new pronouncement would have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN No. 46 are effective immediately for all entities with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN No. 46 are effective for public entities with a variable interest in a variable interest entity created prior to February 1, 2003 no later than the end of the first annual reporting period beginning after June 15, 2003. The Company has evaluated FIN No. 46 and does not anticipate that this interpretation will have a material impact on the Company's consolidated financial statements as the Company has no variable interest entities.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Consolidated Financial Statements. Management of the Company has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors and the Audit Committee has reviewed the Company's disclosures in this MD&A relating to these critical accounting estimates.

Valuation of Inventory: Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. As such, estimating sales returns requires management judgment. In preparing our financial statements for the years ended January 4, 2003 and December 29, 2001, the Company's sales returns reserve was approximately $5.5 million and $4.8 million, respectively.

Impairment of Assets: With the adoption of SFAS No. 142, the Company will review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At the end of fiscal 2002 and fiscal 2001, the Company's net value for property and equipment was approximately $348.4 million and $312.4 million, respectively, and goodwill was $18.1 million for fiscal years ended 2002 and 2001.

Store Closure Costs: Prior to the adoption of SFAS No. 146, the Company records estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determines to close a store. Such estimates may be subject to change should actual costs differ. In fiscal 2001, the Company recorded a reserve of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of January 4, 2003 and December 29, 2001, the Company had $22.2 million and $24.5 million, respectively, remaining related to this reserve. The

Company is negotiating the lease buyouts or sub-lease agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change.

The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

Self Insurance: The Company purchases third party insurance for worker's compensation, medical, auto and general liability that exceeds certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

The Company evaluates the accrual and the underlying assumptions periodically and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While the Company believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimate process. In the event the Company determines the accruals should be increased or reduced, the Company would record such adjustments in the period in which such determination is made.

The accrued obligation for these self-insurance programs was approximately $9.5 million for fiscal year 2002 and $6.0 million for fiscal year 2001.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "could", "intend," "plan," "target" and terms or variations of such terms. All of our information and statements regarding our outlook for the future constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                 January 4,     December 29,    December 30,
Fiscal Year Ended                                   2003           2001            2000
--------------------------------------------------------------------------------------------
Net sales ....................................  $ 2,184,716     $ 1,823,803     $ 1,572,576
Cost of sales, including buying and
   distribution costs ........................    1,288,690       1,081,259         929,305
                                                -----------     -----------     -----------

Gross profit .................................      896,026         742,544         643,271
Selling, general and administrative expenses .      781,757         652,058         536,179
Restructuring and asset impairment charge ....           --          34,006              --
Litigation charge ............................           --           4,000              --
                                                -----------     -----------     -----------

Operating profit .............................      114,269          52,480         107,092
   Interest income ...........................          (79)            (27)           (198)
   Interest expense ..........................        2,329           3,897           2,139
                                                -----------     -----------     -----------
Interest expense, net ........................        2,250           3,870           1,941
                                                -----------     -----------     -----------
Income before income taxes ...................      112,019          48,610         105,151
Provision for income taxes ...................       42,773          18,861          40,214
                                                -----------     -----------     -----------

Net income ...................................  $    69,246     $    29,749     $    64,937
                                                ===========     ===========     ===========

Per share of common stock:

Basic

Net income ...................................  $      1.63     $      0.73     $      1.63

Weighted-average shares outstanding ..........       42,428          40,508          39,785

Diluted

Net income ...................................  $      1.60     $      0.72     $      1.60

Weighted-average shares outstanding ..........       43,314          41,193          40,712

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                               January 4,     December 29,
                                                                                 2003            2001
---------------------------------------------------------------------------------------------------------
Assets
      Current assets:
            Cash and cash equivalents .....................................    $    86,605     $    15,437
            Accounts receivable ...........................................         41,168          40,835
            Inventories ...................................................        615,256         492,307
            Prepaid expenses and other current assets .....................         27,279          15,691
            Current deferred taxes ........................................          2,671          23,524
                                                                              -----------     -----------
      Total current assets ................................................        772,979         587,794
            Property and equipment, net ...................................        348,445         312,403
            Goodwill, net of accumulated amortization of $9,064
               at January 4, 2003 and December 29, 2001 ...................         18,126          18,126
            Deferred charges and other non-current assets, net ............         10,931           9,116
                                                                              -----------     -----------
Total assets ..............................................................    $ 1,150,481     $   927,439
                                                                              ===========     ===========

Liabilities and Shareholders' Equity
      Current liabilities:
            Accounts payable ..............................................    $   233,877     $   180,840
            Accrued expenses and other current liabilities ................        163,783         149,201
            Short-term borrowings .........................................          1,831          29,675
                                                                              -----------     -----------
      Total current liabilities ...........................................        399,491         359,716
            Deferred income taxes and other long-term liabilities .........         82,269          69,508

      Shareholders' equity:
            Preferred stock, $0.01 par value; 1,000,000 shares authorized;             --              --
               none issued and outstanding
            Common stock, $0.01 par value; 135,000,000 shares
               authorized; 44,362,507 shares issued and 44,085,470 shares outstanding at January 4, 2003; 40,872,008 shares issued
               and 40,624,374 shares outstanding at December 29, 2001 .....            444             409
            Additional paid-in capital ....................................        346,251         245,234
            Retained earnings .............................................        329,181         259,935
            Accumulated other comprehensive loss ..........................           (386)           (417)
            Treasury stock, at cost; 277,037 shares at January 4, 2003 and
               247,634 shares at December 29, 2001 ........................         (6,769)         (6,946)
                                                                              -----------     -----------
      Total shareholders' equity ..........................................        668,721         498,215
                                                                              -----------     -----------

Total liabilities and shareholders' equity ................................    $ 1,150,481     $   927,439
                                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------

                                                       Common Stock            Additional                Foreign Currency
                                                       ------------             Paid-in       Retained      Translation
                                                  Shares          Amount        Capital       Earnings       Adjustment
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except number of shares)

Balance at January 1, 2000 ................     39,478,782     $       396    $   220,751    $   165,249    $        --

Net income ................................             --              --             --         64,937             --
Currency translation adjustment ...........             --              --             --             --            289

Comprehensive earnings ....................
Common stock issued under stock
   incentive plans and related tax benefits        618,182               6         10,796             --             --
Purchase of treasury stock ................        (37,838)             --             --             --             --
                                               -----------     -----------    -----------    -----------    -----------
Balance at December 30, 2000 ..............     40,059,126             402        231,547        230,186            289

Net income ................................             --              --             --         29,749             --
Currency translation adjustment ...........             --              --             --             --           (706)

Comprehensive earnings ....................
Common stock issued under stock
   incentive plans and related tax benefits        698,567               7         13,687             --             --
Purchase of treasury stock ................       (133,319)             --             --             --             --
                                               -----------     -----------    -----------    -----------    -----------
Balance at December 29, 2001 ..............     40,624,374             409        245,234        259,935           (417)

Net income ................................             --              --             --         69,246             --
Currency translation adjustment ...........             --              --             --             --             31

Comprehensive earnings ....................
Common stock issued under stock
   incentive plans and related tax benefits        190,499               2          5,217             --             --
Proceeds from issuance of common stock,
   net of underwriting discounts and
   offering expenses ......................      3,300,000              33         95,800             --             --
Purchase of treasury stock ................        (29,403)             --             --             --             --
                                               -----------     -----------    -----------    -----------    -----------
Balance at January 4, 2003 ................     44,085,470     $       444    $   346,251    $   329,181    $      (386)
                                               ===========     ===========    ===========    ===========    ===========


                                                Treasury
                                                  Stock           Total
--------------------------------------------------------------------------
(in thousands, except number of shares)

Balance at January 1, 2000 ................    $    (2,434)    $   383,962

Net income ................................             --          64,937
Currency translation adjustment ...........             --             289
                                                               -----------
Comprehensive earnings ....................                         65,226
Common stock issued under stock
   incentive plans and related tax benefits             --          10,802
Purchase of treasury stock ................           (996)           (996)
                                               -----------     -----------
Balance at December 30, 2000 ..............         (3,430)        458,994

Net income ................................             --          29,749
Currency translation adjustment ...........             --            (706)
                                                               -----------
Comprehensive earnings ....................                         29,043
Common stock issued under stock
   incentive plans and related tax benefits             --          13,694
Purchase of treasury stock ................         (3,516)         (3,516)
                                               -----------     -----------
Balance at December 29, 2001 ..............         (6,946)        498,215

Net income ................................             --          69,246
Currency translation adjustment ...........             --              31
                                                               -----------
Comprehensive earnings ....................                         69,277
Common stock issued under stock
   incentive plans and related tax benefits             --           5,219
Proceeds from issuance of common stock,
   net of underwriting discounts and
   offering expenses ......................             --          95,833
Purchase of treasury stock ................            177             177
                                               -----------     -----------
Balance at January 4, 2003 ................    $    (6,769)    $   668,721
                                               ===========     ===========

See accompanying notes to consolidated financial statements.

              Consolidated Statements of Cash Flows (in thousands)

                                                             January 4,   December 29,  December 30,
Fiscal Year Ended                                               2003         2001           2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income .....................................    $  69,246     $  29,749     $  64,937
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization .............       45,914        40,113        32,432
              Deferred income taxes .....................       32,516        (6,025)        5,075
              Loss on disposal of assets ................        1,264         1,335           807
              Federal tax benefit from common stock
                issued under stock incentive plans ......          625         3,671         4,480
              Restructuring and asset impairment charge .           --        37,837            --
              Changes in assets and liabilities:
                Increase in accounts receivable .........         (324)       (9,364)      (10,663)
                Increase in inventories .................     (122,584)      (59,720)      (94,450)
                Increase in prepaid expenses and other ..      (12,425)       (1,532)       (2,470)
                  current assets
                Increase in deferred charges
                  and other non-current assets ..........       (2,603)       (2,060)       (2,489)
                Increase (decrease) in accounts payable .       52,948        (2,510)       38,556
                Increase in accrued expenses
                  and other liabilities .................       16,182        12,764        17,904
                                                             ---------     ---------     ---------
         Net cash provided by operating activities ......       80,759        44,258        54,119
                                                             ---------     ---------     ---------

Cash flows from investing activities:
         Additions to property and equipment ............      (82,187)     (100,028)      (70,405)
                                                             ---------     ---------     ---------

Cash flows from financing activities:
         Net proceeds from common stock issuance ........       95,833            --            --
         Proceeds from common stock issued under
           stock incentive plans ........................        4,594        10,023         6,322
         Issuance (purchase) of treasury stock ..........          177        (3,516)         (996)
         (Decrease) increase in short-term borrowings ...      (27,930)       26,182         3,857
                                                             ---------     ---------     ---------
         Net cash provided by financing activities ......       72,674        32,689         9,183
                                                             ---------     ---------     ---------

         Effect of exchange rate changes on cash and cash
           equivalents ..................................          (78)           (6)         (124)
         Net increase (decrease) in cash and cash
           equivalents ..................................       71,168       (23,087)       (7,227)
         Cash and cash equivalents at beginning of
            year ........................................       15,437        38,524        45,751
                                                             ---------     ---------     ---------
Cash and cash equivalents at end of year ................    $  86,605     $  15,437     $  38,524
                                                             =========     =========     =========

Supplemental disclosure of cash flow information

Cash paid during the year for:
         Interest (net of amounts capitalized) ..........    $   2,686     $   4,059     $   2,500
         Income taxes ...................................    $   5,735     $  23,514     $  25,102

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Business

      Linens 'n Things, Inc. and its subsidiaries (collectively the "Company") operate in one segment, the retail industry, and had 391 stores in 45 states across the United States and four Provinces in Canada as of the fiscal year ended January 4, 2003. The Company's stores offer a broad assortment of home textiles, housewares and home accessories, carrying both national brand and private label goods.

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include those of Linens 'n Things, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

      Fiscal Periods

      The Company utilizes a 52/53-week period ending on the Saturday nearest the last day of December. Accordingly, fiscal 2002 was a 53-week period, which ended January 4, 2003 and fiscal years 2001 and 2000 were 52-week periods, which ended on December 29, 2001 and December 30, 2000, respectively.

      Revenue Recognition

      The Company recognizes revenue at the time the merchandise is delivered or shipped to its customers. Shipping and handling fees billed to customers in a sale transaction are included in sales. Revenue from gift cards, gift certificates and merchandise credits are recognized when redeemed. Provisions for estimated future sales returns when material are recorded in the period that the related sales are recorded. The Company determines the amount of provision based on historical information. Sales discounts, coupons and other similar incentives are recorded as a reduction of sales revenue in the period when the related sales are recorded.

      Inventories

      Inventories consist of finished goods merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market; cost is determined by the retail inventory method of accounting. Amounts are removed from inventory at the average cost method.

      Deferred Rent

      The Company accrues for scheduled rent increases contained in its leases on a straight-line basis over the non-cancelable lease term.

      Store Opening and Closing Costs

      New store opening costs are charged to expense as incurred. Store opening costs primarily include store payroll, and general operating costs incurred prior to the store opening. Prior to the adoption of Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," in the event a store is closed before its lease has expired, the remaining lease obligation, less anticipated sublease rental income, and asset impairment charges related to improvements and fixtures and other miscellaneous closing costs, is provided for in the period in which management determines to close a store.

      In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million related to the accelerated closing of certain under-performing stores (see Note 3).

      The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

      Financial Instruments

      Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying values which approximate fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

      Cash and Cash Equivalents

      Cash equivalents are considered, in general, to be those securities with maturities of three months or less when purchased.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (40 years for buildings and 5 to 15 years for furniture, fixtures and equipment). Capitalized software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years, beginning in the year placed in service. Leasehold improvements are amortized over the shorter of the related lease term or the economic lives of the related assets.

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

      Goodwill

      Prior to fiscal 2002, the excess of acquisition costs over the fair value of net assets acquired was amortized on a straight-line basis over 32 years. In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets" which no longer permits the amortization of goodwill (See Note 6).

      Costs of Sales

      In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise.

      Advertising Costs

      The Company expenses the production costs of advertising at the commencement date of the advertisement. Advertising costs, net of vendor credits, are recorded as a component of selling, general and administrative expenses and were $59.8 million, $49.7 million and $39.6 million for fiscal years 2002, 2001 and 2000, respectively.

      Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to estimated taxable income to be realized in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in income in the period that includes the enactment date.

      Stock Based Compensation

      The Company grants stock options and restricted stock for a fixed number of shares to employees and directors. The exercise prices of the stock options are equal to the fair market value of the underlying shares at the date of grant. The Company has adopted the disclosure provisions of Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company accounts for stock option grants and restricted stock grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock grants at fair market value over specified vesting periods. For the fiscal years ended 2002, 2001 and 2000, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion No. 25, and accordingly, the Company did not recognize compensation expense for stock options. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 11.

      Earnings Per Share

      The Company presents earnings per share on a "basic" and "diluted" basis. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

      The calculation of basic and diluted earnings per share ("EPS") for fiscal 2002, 2001 and 2000 is as follows (in thousands, except per share amounts):

                                                  Fiscal Year Ended
      --------------------------------------------------------------------
                                              2002        2001        2000
      --------------------------------------------------------------------
      Net income .....................     $69,246     $29,749     $64,937
                                           =======     =======     =======
      Average shares
      outstanding:
      Basic ..........................      42,428      40,508      39,785
       Effect of outstanding
       stock options and
       restricted stock grants .......         886         685         927
                                           -------     -------     -------
      Diluted ........................      43,314      41,193      40,712
                                           =======     =======     =======
      Earnings per share
       Basic .........................     $  1.63     $  0.73     $  1.63
                                           =======     =======     =======
       Diluted .......................     $  1.60     $  0.72     $  1.60
                                           =======     =======     =======

      Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2002, 2001 and 2000 were not included in the computation of diluted earnings per share as the effect would be antidilutive. These consisted of options totaling 1,560,000 shares, 1,495,000 shares and 1,543,000 shares, respectively. Restricted stock grants excluded from the computation of diluted earnings per share due to the application of the treasury stock method were 3,000 shares, 13,000 shares and 20,000 shares for fiscal years ended 2002, 2001 and 2000, respectively.

      Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting period. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Consolidated Financial Statements.

      Valuation of Inventory: Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

      Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. As such, estimating sales returns requires management judgment. In preparing our financial statement for the years ended January 4, 2003 and December 29, 2001, the Company's sales returns reserve was approximately $5.5 million and $4.8 million, respectively.

      Impairment of Assets: With the adoption of SFAS No. 142, the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At the end of fiscal 2002 and fiscal 2001, the Company's net value for property and equipment was approximately $348.4 million and $312.4 million, respectively and goodwill was $18.1 million for fiscal years ended 2002 and 2001.

      Store Closure Costs: Prior to the adoption of SFAS No. 146, the Company records estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determines to close a store. Such estimates may be subject to change should actual costs differ. In fiscal 2001, the Company recorded a reserve of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of January 4, 2003 and December 29, 2001, the Company had $22.2 million and $24.5 million, respectively remaining related to this reserve. The Company continues to negotiate the lease buyouts or sub-lease agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change.

      The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

      Self-Insurance: The Company purchases third party insurance for worker's compensation, medical, auto and general liability that exceeds certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

      The Company evaluates the accrual and the underlying assumptions periodically and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While the Company believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimate process. In the event the Company determines the accruals should be increased or reduced, the Company would record such adjustments in the period in which such determination is made.

      The accrued obligation for these self-insurance programs was approximately $9.5 million for fiscal year 2002 and $6.0 million for fiscal year 2001.

      Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

3.    Restructuring and Asset Impairment Charge

      During the fourth quarter of fiscal 2001, the Company formulated a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of 17 stores which did not meet the Company's performance objectives. These 17 stores generated approximately 4% of total net sales in 2001 and are geographically dispersed.

      In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. Certain components of the restructuring and asset impairment charge are based upon estimates and may be subject to change in future periods. Of the $37.8 million, $34.0 million was included in restructuring and asset impairment charge and $3.8 million was recorded in cost of sales. The estimated after-tax cash portion of the charge is approximately $15.2 million and the after-tax non-cash portion of the charge is approximately $8.5 million.

      A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve was included in accrued expenses at December 29, 2001. The reserve considers estimated sublease income. All of the stores were leased and as such, the Company will not be responsible for the disposal of property other than fixtures. A pre-tax charge of $9.5 million was recorded as a reduction of property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. Additionally, a pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. A pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.

      During fiscal 2002, the Company determined to keep one of the 17 stores open. As a result, the Company reversed $1.4 million of the lease commitment and miscellaneous store closing costs reserve established in fiscal 2001. In addition, the Company evaluated the reserve balance associated with the remaining store closings and recorded an additional reserve of $1.4 million based on current estimates of lease settlement obligations. This activity has been presented within the fiscal 2002 usage activity in the below table. As of January 4, 2003, seven stores have closed.

      The following table displays a roll-forward of the activity and significant components of the fiscal 2001 restructuring and asset impairments charge and the reserves remaining as of January 4, 2003 ($ in millions):

                               Initial      Usage      Remaining     Usage     Remaining
                               Charge        2001     at 12/29/01     2002    at 1/04/03
      Non-Cash
      Components:
       Asset
       impairment ..........    $ 9.5       $(9.5)          --          --          --

       Inventory
       markdown ............      3.8        (3.8)          --          --          --
                                --------------------------------------------------------
      Subtotal .............     13.3       (13.3)          --          --          --

      Cash
      Components:
      Lease
      commitments ..........     20.5          --         20.5        (1.1)       19.4
        Other ..............      4.0          --          4.0        (1.2)        2.8
                                --------------------------------------------------------
      Subtotal .............     24.5          --         24.5        (2.3)       22.2
                                --------------------------------------------------------
      Total ................    $37.8       $(13.3)      $24.5       $(2.3)      $22.2
                                ========================================================

      The 2002 usage primarily consists of the settlements for lease obligations and other miscellaneous closing costs. The deductions to the reserve balance during 2001 included fixed asset write-offs totaling $9.5 million and store inventory markdowns taken totaling $3.8 million.

4.    Accounts Receivable

                                                        Fiscal Year Ended
      Accounts receivable, consisted of
      the following (in thousands):                     2002          2001
      --------------------------------------------------------------------
      Credit card settlements due ............       $19,019       $16,839
      Due from landlords and vendors .........        18,468        17,161
      Other ..................................         3,681         6,835
                                                     -------       -------
                                                     $41,168       $40,835
      --------------------------------------------------------------------

      Due to the short-term nature and probability of collection, no allowance for doubtful accounts was deemed necessary as of January 4, 2003 and December 29, 2001.

5.    Property and Equipment

                                                       Fiscal Year Ended
      Property and equipment consisted
      of the following (in thousands): .......          2002          2001
      --------------------------------------------------------------------
      Land ...................................      $    430      $    430
      Building ...............................         4,760         4,760
      Furniture, fixtures and equipment ......       404,833       345,917
      Leasehold improvements .................       113,464        96,154
      Computer software ......................        14,889        11,317
                                                    --------      --------
                                                     538,376       458,578
      Less:
            Accumulated depreciation
            and amortization .................       189,931       146,175
                                                    --------      --------
                                                    $348,445      $312,403
      --------------------------------------------------------------------

6.    Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result, the Company no longer amortizes its goodwill. SFAS No. 142 requires an initial goodwill impairment assessment upon adoption and annual impairment tests thereafter. The Company completed the initial impairment test of goodwill and has concluded that there was no impairment of goodwill.

Set forth below are the Company's net income and net income per share "as reported" and as if amortization expense related to goodwill had not been expensed in accordance with the provisions of SFAS No. 142 ($ in thousands, except EPS):

                                              Fiscal Year Ended
      --------------------------------------------------------------------
                                          2002          2001          2000
      --------------------------------------------------------------------
      Reported net income ......    $   69,246    $   29,749    $   64,937
        Add back: goodwill
       amortization ............            --           520           525
                                    ----------    ----------    ----------
         Adjusted net income ...    $   69,246    $   30,269    $   65,462
                                    ==========    ==========    ==========

       Basic earnings per
       share:
         Reported net income ...    $     1.63    $     0.73    $     1.63
          Goodwill amortization             --          0.01          0.01
                                    ----------    ----------    ----------
         Adjusted net income ...    $     1.63    $     0.74    $     1.64
                                    ==========    ==========    ==========

       Diluted earnings per
       share:
         Reported net income ...    $     1.60    $     0.72    $     1.60
       Goodwill amortization ...            --          0.01          0.01
                                    ----------    ----------    ----------
         Adjusted net income ...    $     1.60    $     0.73    $     1.61
                                    ==========    ==========    ==========

7.    Accrued Expenses and Other Current Liabilities

                                                        Fiscal Year Ended
      Accrued expenses and other current
      liabilities consisted of the following (in        2002          2001
      thousands):
      --------------------------------------------------------------------
      Other taxes payable ....................      $ 31,359      $ 24,296
      Income taxes payable ...................        22,894        19,029
      Restructuring reserve ..................        22,208        24,501
      Salaries and employee benefits .........        19,474        15,522
      Other ..................................        67,848        65,853
                                                    --------      --------
                                                    $163,783      $149,201
      --------------------------------------------------------------------

      Included in "other" are miscellaneous store operating and corporate office accrued expenses.

8.    Short-Term Borrowing Arrangements

In June 2002, the Company amended and extended its 2000 $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders, to expire April 20, 2005. The Credit Agreement allows for up to $40 million in borrowings from additional lines of credit outside of the Credit Agreement. As of January 4, 2003, the additional lines of credit include approximately $23 million in committed facilities that expire on June 18, 2003 and are subject to annual renewal arrangements. The Credit Agreement replaced the 1998 $90 million revolving line of credit, which allowed for up to $25 million in borrowings from additional lines of credit. Interest on all borrowings is determined based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the end of fiscal 2002, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends, pursuant to which the amount of cash dividends may not exceed the sum of $25 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ended March 30, 2002. The Company has never paid cash dividends and does not anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following year. Accordingly, the Company reduced the balance of domestic borrowings to zero for 30 consecutive days during the period beginning on December 1, 2002 and ending on March 15, 2003. At various times throughout fiscal 2002 and 2001, the Company borrowed against the Credit Agreement for seasonal working capital needs. At the end of fiscal 2002, the Company had $1.8 million of borrowings under the additional lines of credit at a weighted average interest rate of 4.5%. In addition, as of January 4, 2003 and December 29, 2001, the Company had $26.0 million and $21.6 million, respectively, of letters of credit outstanding, which were primarily used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance arrangements.

9.    Deferred Income Taxes and Other Long-Term Liabilities

--------------------------------------------------------------------------------
      Deferred income taxes and other                        Fiscal Year Ended
      long-term liabilities consisted of the following
      (in thousands):

                                                               2002         2001
--------------------------------------------------------------------------------
      Deferred income taxes ..............                  $47,218      $35,555
      Deferred rent ......................                   28,111       23,336
      Other ..............................                    6,940       10,617
                                                            -------      -------
                                                            $82,269      $69,508
--------------------------------------------------------------------------------

10.   Leases

The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2023. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales. Net rental expense for all operating leases was as follows (in thousands):

                                                 Fiscal Year Ended
--------------------------------------------------------------------------
                                            2002         2001         2000
--------------------------------------------------------------------------
      Minimum rentals .............     $193,363     $158,614     $126,286
      Contingent rentals ..........          128          184          151
                                        --------     --------     --------
                                         193,491      158,798      126,437

      Less: sublease rentals ......        3,128        2,032        1,617
                                        --------     --------     --------
                                        $190,363     $156,766     $124,820
--------------------------------------------------------------------------

At fiscal year end 2002, the future minimum rental payments required under operating leases and the future minimum sublease rentals excluding lease obligations for closed stores and stores planned to be closed were as follows (in thousands):

      Fiscal Year
--------------------------------------------------------------------------
      2003 ...................................................  $  194,353
      2004 ...................................................     191,751
      2005 ...................................................     188,760
      2006 ...................................................     184,501
      2007 ...................................................     185,521
      Thereafter .............................................   1,279,624
                                                                ----------
                                                                $2,224,510
                                                                ----------
      Total future minimum sublease rentals ..................  $   32,045
                                                                ----------
--------------------------------------------------------------------------

In addition, as of January 31, 2003, the Company had fully executed leases for 70 stores planned to open in fiscal years 2003 and 2004.

The Company has assigned property at one of its retail locations. Under such assignment, the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of January 4, 2003, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.2 million.

11.   Stock Incentive Plans

The Company has in effect the 2000 Stock Award and Incentive Plan (the "2000 Plan") and the Broad-Based Equity Plan (collectively, the "Plans"). The 2000 Plan provides for the granting of options, restricted stock grants and other stock-based awards (collectively, "awards") to key employees and non-officer directors. The 2000 Plan replaces both the Company's 1996 Incentive Compensation Plan (the "1996 Plan") and the 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). Therefore, no future awards will be made under the 1996 Plan and the Directors' Plan, although outstanding awards under the 1996 Plan and the Directors' Plan will continue to be in effect. Under the 2000 Plan, an aggregate of 2,000,000 shares (plus any shares under outstanding awards under the 1996 Plan and the Directors' Plan which become available for further grants) is available for issuance of awards. Under the Broad-Based Equity Plan, a total of 4,000,000 shares are currently available for issuance of awards to regular full time employees (excluding all executive officers).

Stock options under the Plans are granted with exercise prices at the fair market value of the underlying shares at the date of grant. The right to exercise options generally commences one to five years after the grant date, and the options expire between seven to ten years after the grant date. Restrictions on restricted stock grants lapse over vesting periods of up to five years. Restricted stock grants are considered outstanding as of the grant date for purposes of computing diluted EPS and are considered outstanding upon vesting for purposes of computing basic EPS.

At fiscal year end 2002, 3,995 restricted stock grants were outstanding under the 1996 Plan and the Directors' Plan. During fiscal 2002, 6,662 restricted stock grants were released, no restricted stock grants were awarded and 3,333 restricted stock grants were canceled under the 1996 Plan and the Directors' Plan.

At fiscal year end 2002, 39,884 restricted stock grants were outstanding under the 2000 Plan. During fiscal 2002, 71,840 restricted stock grants were released, 4,000 restricted stock grants were awarded and no restricted stock grants were canceled.

At fiscal year end 2002, 35,500 restricted stock grants were outstanding under the Broad-Based Equity Plan. During 2002, no restricted stock grants were released, 35,500 grants were awarded and 509 restricted stock grants were canceled.

At fiscal year end 2002, 1,980,222 stock options were outstanding under the 1996 Plan. During fiscal 2002, no stock options were granted, 82,714 stock options were exercised, 85,540 stock options were canceled, and 1,442,424 stock options were exercisable at fiscal year end 2002 under the 1996 Plan.

At fiscal year end 2002, 48,800 stock options were outstanding under the Directors' Plan. During fiscal 2002, no stock options were granted, no stock options were exercised, no stock options were canceled, and 48,800 stock options were exercisable at fiscal year end 2002 under the Directors' Plan.

At fiscal year end 2002, 1,541,096 stock options were outstanding under the 2000 Plan. During fiscal 2002, 411,445 stock options were granted, 50 stock options were exercised, 12,389 stock options were canceled, and 351,367 stock options were exercisable at fiscal year end 2002 under the 2000 Plan.

At fiscal year end 2002, 1,777,130 stock options were outstanding under the Broad-Based Equity Plan. During fiscal 2002, 879,950 stock options were granted, 46,708 stock options were exercised, 139,379 stock options were canceled, and 430,639 stock options were exercisable at fiscal year end 2002 under the Broad-Based Equity Plan.

The following tables summarize information about stock option transactions for the Plans, the 1996 Plan and the Directors' Plan:

                                                                    Weighted-
                                                   Number of         Average
                                                    Shares        Exercise Price
--------------------------------------------------------------------------------

Balance at January 1, 2000                         3,308,832          $20.71

Options granted                                    1,097,060          $21.77
Options exercised                                    537,449          $10.13
Options canceled                                      75,401          $27.18
                                                   ---------          ------
Balance at December 30, 2000                       3,793,042          $22.43
                                                   ---------          ------

Options granted                                    1,211,579          $18.83
Options exercised                                    474,174          $ 9.17
Options canceled                                     107,814          $25.22
                                                   ---------          ------
Balance at December 29, 2001                       4,422,633          $22.91
                                                   ---------          ------

Options granted                                    1,291,395          $24.03
Options exercised                                    129,472          $18.89
Options canceled                                     237,308          $24.57
                                                   ---------          ------
Balance at January 4, 2003                         5,347,248          $23.21
                                                   ---------          ------

--------------------------------------------------------------------------------
Options Exercisable as of:
December 30, 2000                                  1,212,408          $14.35
December 29, 2001                                  1,480,783          $21.08
January 4, 2003                                    2,273,230          $22.62
--------------------------------------------------------------------------------

                                           Options Outstanding
                          ------------------------------------------------------
                                              Weighted-Average
                                                 Remaining
                             Outstanding        Contractual     Weighted-Average
    Range of                    as of              Life             Exercise
 Exercise Price            January 4, 2003      (in years)            Price
--------------------------------------------------------------------------------

$7.75  -$9.75                       225,028         3.9               $7.84
$9.76  -$14.62                        9,150         4.3              $12.13
$14.63-$19.50                     1,446,755         7.7              $18.43
$19.51-$24.37                     2,098,190         7.3              $22.62
$24.38-$29.25                       129,782         7.1              $26.28
$29.26-$34.12                     1,382,793         6.5              $30.83
$34.13-$39.00                        45,400         8.8              $35.55
$39.01-$43.87                         3,850         6.2              $40.88
$43.88-$48.75                         6,300         6.3              $44.76
                          ------------------------------------------------------
     Total                        5,347,248         7.1              $23.21
                          ======================================================

                               Options Exercisable

                                          Outstanding as
    Range of                               Of January 4,       Weighted-Average
 Exercise Price                                2003             Exercise Price
-------------------                      ----------------     ------------------
 $7.75  -$9.75                                225,028                $7.84
 $9.76  -$14.62                                 9,150               $12.13
 $14.63-$19.50                                663,530               $17.96
 $19.51-$24.37                                501,678               $21.50
 $24.38-$29.25                                 49,600               $26.68
 $29.26-$34.12                                808,269               $30.78
 $34.13-$39.00                                  6,550               $36.63
 $39.01-$43.87                                  3,175               $40.76
 $43.88-$48.75                                  6,250               $44.75
     Total                                  2,273,230               $22.62

The fair value of each stock option grant and restricted stock grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants:

Fiscal Year Ended                              2002          2001          2000
--------------------------------------------------------------------------------
Expected life (years) ................          6.9           8.0           6.0
Expected volatility ..................         47.4%         49.9%         55.0%
Risk-free interest rate ..............          2.2%          3.5%          5.1%
Expected dividend yield ..............          0.0%          0.0%          0.0%

The weighted-average fair value of options granted as of January 4, 2003, December 29, 2001 and December 30, 2000 was $11.98, $13.85 and $14.39,
respectively. The weighted-average fair value of restricted stock granted as of January 4, 2003, December 29, 2001 and December 30, 2000 was $13.53, $15.04 and
$14.47, respectively.

The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Consolidated Financial Statements. The compensation cost that has been charged against income for its restricted stock grants was $1.9 million, $3.6 million and $3.4 million for fiscal years 2002, 2001 and 2000, respectively. Set forth below are the Company's net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123:

                                                         Fiscal Year Ended
--------------------------------------------------------------------------------
(in millions, except per share data)                  2002       2001       2000
--------------------------------------------------------------------------------
Net income:
      As reported .............................     $ 69.2     $ 29.7     $ 64.9
      Deduct: Total stock-based employee
       compensation expense determined
       under the fair value based method
       for all awards, net of related tax
       effects ................................        6.8        6.4        5.1
                                                    ----------------------------
         Proforma .............................     $ 62.4     $ 23.3     $ 59.8

Net income per share of common stock:
     Basic:
         As reported ..........................     $ 1.63     $ 0.73     $ 1.63
         Pro forma ............................     $ 1.47     $ 0.58     $ 1.50
     Diluted:
         As reported ..........................     $ 1.60     $ 0.72     $ 1.60
         Pro forma ............................     $ 1.44     $ 0.57     $ 1.47

--------------------------------------------------------------------------------

The effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

12.   Employee Benefit Plans

The Company has a 401(k) savings plan. Company contributions to the plan amounted to approximately $1.2 million, $2.4 million and $2.2 million for fiscal years 2002, 2001 and 2000, respectively.

Effective July 1, 1999, the Company established a defined benefit Supplemental Executive Retirement Plan ("SERP"). The SERP, which in part is funded with the cash surrender values of certain life insurance policies, provides eligible executives with supplemental pension benefits, in addition to amounts received under the Company's other retirement plan. Under the terms of the SERP, upon termination of employment with the Company, eligible participants will be entitled to the benefit amount as defined under the SERP beginning at or after age 55. The Company recorded expenses related to the SERP of approximately $3,000, $20,000 and $34,000 for fiscal years 2002, 2001 and 2000.

13.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

Fiscal Year Ended                                           2002            2001
--------------------------------------------------------------------------------
Deferred tax assets:
    Employee benefits ..........................         $ 3,596         $ 6,955
    Inventories ................................              --           4,525
    Lease termination costs ....................           7,012           7,744
    Other ......................................           5,382           4,612
                                                         -------         -------
Total deferred tax assets ......................          15,990          23,836

Deferred tax liabilities:
    Inventories ................................         $11,727         $    --
    Property and equipment .....................          48,810          35,867
                                                         -------         -------
    Total deferred tax liabilities .............          60,537          35,867
                                                         -------         -------
Net deferred tax liability .....................         $44,547         $12,031
                                                         =======         =======

At January 4, 2003 and December 29, 2001, the net deferred tax liability was included in the Company's consolidated balance sheet as follows (in thousands):

                                                        2002               2001
-------------------------------------------------------------------------------
Current deferred taxes ...................          $  2,671           $ 23,524
Deferred income taxes ....................           (47,218)           (35,555)
                                                    --------           --------
Net deferred tax liability ...............          $ 44,547           $ 12,031
                                                    ========           ========

Based on the anticipated reversal of deferred tax liabilities and the Company's historical and current taxable income, management believes it is more likely than not that the Company will realize the deferred tax assets. Accordingly, no valuation allowance against deferred tax assets is considered necessary.

The provision for income taxes comprised the following for:

                                                   Fiscal Year Ended
-------------------------------------------------------------------------------
(in thousands):                            2002            2001            2000
-------------------------------------------------------------------------------
Current:
         U.S. Federal ..........       $  9,140        $ 21,726        $ 30,401
         U.S. State ............          1,117           2,728           3,868
         Non-U.S ...............             --             432             871
                                       --------        --------        --------
                                         10,257          24,886          35,140
                                       --------        --------        --------
Deferred:
         U.S. Federal ..........         29,524          (5,917)          4,572
         U.S. State ............          3,790            (759)            570
         Non-U.S ...............           (798)            651             (68)
                                       --------        --------        --------
                                         32,516          (6,025)          5,074
                                       --------        --------        --------
Total ..........................       $ 42,773        $ 18,861        $ 40,214
                                       ========        ========        ========

--------------------------------------------------------------------------------

The Company has not provided for Federal income tax on the undistributed income of its foreign subsidiaries because the Company intends to permanently reinvest such income.

The following is a reconciliation between the statutory Federal income tax rate and the effective rate for:

                                     Fiscal Year Ended
------------------------------------------------------------------------------
                                              2002          2001          2000
------------------------------------------------------------------------------
Effective tax rate ...................        38.2%         38.8%         38.2%
State income taxes, net of
  Federal benefit ....................        (2.8)         (2.6)         (2.7)
Goodwill .............................          --          (0.6)         (0.3)
Other ................................        (0.4)         (0.6)         (0.2)
                                              ----          ----          ----
Statutory Federal income
  tax rate ...........................        35.0%         35.0%         35.0%
------------------------------------------------------------------------------

14.   Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, with the exception of the matter discussed in the next paragraph which was settled in fiscal year 2001, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

In fiscal 2001, the Company had been named as a defendant in California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, together with class action claims on behalf of certain former employees seeking accrued vacation pay. In the second quarter of fiscal 2001, the Company recorded a pre-tax charge of $4.0 million related to the settlement payments, attorneys' fees and estimated expenses of administering the settlement. An order granting final approval of class action settlement was signed on December 19, 2001. The Company admitted no liability in connection with this settlement. Payment of these amounts was made in early fiscal 2002.

15.   Summary of Quarterly Results (unaudited)

(in thousands,          First       Second      Third      Fourth       Fiscal
 except per            Quarter     Quarter     Quarter    Quarter        Year
 share data)
--------------------------------------------------------------------------------
Net sales
2002 ................  $456,911    $461,918    $542,565   $723,322    $2,184,716
2001 ................  $379,245    $387,715    $468,944   $587,899    $1,823,803

Gross profit
2002 ................   181,199     192,866     222,691    299,270       896,026
2001 ................   150,702     162,161     190,234    239,447(3)    742,544

Net income
2002 ................     5,140       5,586      18,280     40,240        69,246
2001 ................     4,693       2,109(2)   14,705      8,242(4)     29,749

Net income per
share
Basic(1)
2002 ................  $   0.13    $   0.14     $  0.42   $   0.91    $     1.63
2001 ................  $   0.12    $   0.05(2)  $  0.36   $   0.20(4) $     0.73

Diluted(1)
2002 ................  $   0.12    $   0.13     $  0.41   $   0.90    $     1.60
2001 ................  $   0.11    $   0.05(2)  $  0.36   $   0.20(4) $     0.72

----------
(1) Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the fiscal year.

(2) Includes after-tax litigation charge of $2.5 million or $0.06 per share on a fully diluted basis.

(3) Includes pre-tax restructuring charge of $3.8 million related to estimated inventory markdowns below cost associated with the accelerated closing of 17 stores.

(4) Includes pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) or $0.58 per share on a fully diluted basis associated with the accelerated closing of 17 stores.

16.   Market Information (unaudited)

The Company's common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At fiscal year end 2002, there were 7,686 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

For Fiscal 2002
---------------
                                                       High                 Low
                                                       ----                 ---
First Quarter ..........................              $32.55              $24.17
Second Quarter .........................              $37.35              $28.60
Third Quarter ..........................              $32.70              $18.09
Fourth Quarter .........................              $25.44              $15.05

For Fiscal 2001
---------------
                                                       High                 Low
                                                       ----                 ---
First Quarter ..........................              $37.88              $24.81
Second Quarter .........................              $32.76              $24.00
Third Quarter ..........................              $28.16              $17.37
Fourth Quarter .........................              $25.91              $17.72

The Company paid no dividends on its common stock in fiscal 2002 and 2001. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's credit facility currently limits the amount of cash dividends (See Note 8).

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

The Company maintains a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management's authorization, and the accounting records provide a reasonable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed with management and improved and modified as necessary in response to changing business conditions and recommendations of the Company's independent auditors.

The Audit Committee of the Board of Directors, consisting solely of outside non-management directors, meets periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. Deloitte & Touche LLP, which assists the Company with its internal audit function, and KPMG LLP, the Company's independent auditors, have free access to the Audit Committee.

KPMG LLP, certified public accountants, is engaged to audit the consolidated financial statements of the Company. Its Independent Auditors' Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, expresses an opinion as to the fair presentation of these financial statements.


/s/ Norman Axelrod
--------------------------------
Norman Axelrod
Chairman and Chief Executive Officer


/s/ William T.  Giles
--------------------------------
William T. Giles
Senior Vice President, Chief Financial Officer

February 4, 2003

Independent Auditors' Report
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited the accompanying consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of January 4, 2003 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 4, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linens 'n Things, Inc. and Subsidiaries as of January 4, 2003 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 4, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective December 30, 2001.

/s/ KPMG LLP
------------
KPMG LLP

New York, New York
February 4, 2003