Form 10-Q
period 2003-04-05
LINENS N THINGS INC
filed 2003-05-20
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

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

Yes X —————	No —————

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

Yes X —————	No —————

Number of shares outstanding of the issuer’s Common Stock:

Class Common Stock, $0.01 par value	Outstanding at May 6, 2003 44,109,352

INDEX

Part I. Financial Information	Page No.

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 5, 2003 and March 30, 2002	3

Condensed Consolidated Balance Sheets as of April 5, 2003 January 4, 2003 and March 30, 2002	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 5, 2003 and March 30, 2002	5

Notes to Condensed Consolidated Financial Statements	6-9

Independent Auditors’ Review Report	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures	17

Certifications	18-19

2

PART - I FINANCIAL INFORMATION Item 1. Financial Statements LINENS ’N THINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)

	Thirteen Weeks Ended
	April 5, 2003	March 30, 2002

Net sales	$ 480,471	$ 456,911

Cost of sales, including buying and distribution costs	282,806	275,712

Gross profit	197,665	181,199

Selling, general and administrative expenses	194,225	172,204

Operating profit	3,440	8,995

Interest income	(56)	(4)

Interest expense	132	679

Interest expense, net	76	675

Income before income taxes	3,364	8,320

Provision for income taxes	1,286	3,180

Net income	$2,078	$5,140

Per share of common stock:

Basic earnings per share	$0.05	$0.13

Diluted earnings per share	$0.05	$0.12

See accompanying notes to the condensed consolidated financial statements. 3

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	April 5, 2003	January 4, 2003	March 30, 2002

	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,445	$86,605	$10,064
Accounts receivable	36,156	41,168	31,115
Inventories	685,911	615,256	549,700
Prepaid expenses and other current assets	28,782	27,279	13,366
Current deferred taxes	--	2,671	23,384

Total current assets	809,294	772,979	627,629

Property and equipment, net	362,332	348,445	327,813
Goodwill, net	18,126	18,126	18,126
Deferred charges and other noncurrent assets, net	10,695	10,931	11,221

Total assets	$1,200,447	$1,150,481	$984,789

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$306,996	$233,877	$237,765
Accrued expenses and other current liabilities	128,525	163,783	124,959
Short-term borrowings	2,244	1,831	47,094
Current deferred taxes	6,850	--	--

Total current liabilities	444,615	399,491	409,818

Deferred income taxes and other long-term liabilities	84,237	82,269	70,538

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; none issued and outstanding	--	--	--

Common stock, $0.01 par value;
135,000,000 shares authorized; 44,341,745
shares issued and 44,104,335 shares
outstanding at April 5, 2003; 44,322,351 shares
issued and 44,085,470 shares outstanding at
January 4, 2003; and 40,923,574 shares issued
and 40,674,378 shares outstanding at March 30,
2002	444	444	409
Additional paid-in capital	346,583	346,251	246,350
Retained earnings	331,259	329,181	265,075
Accumulated other comprehensive income (loss)	94	(386)	(412)
Treasury stock, at cost; 237,410 shares at April 5,
2003, 236,881 shares at January 4, 2003, and
249,196 shares at March 30, 2002	(6,785)	(6,769)	(6,989)

Total shareholders' equity	671,595	668,721	504,433

Total liabilities and shareholders' equity	$1,200,447	$1,150,481	$984,789

See accompanying notes to the condensed consolidated financial statements. 4

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended

	April 5, 2003	March 30, 2002

Cash flows from operating activities:
Net income	$2,078	$5,140
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	12,842	10,453
Deferred income taxes	12,563	3,071
Loss on disposal of assets	--	47
Federal tax benefit from common stock issued
under stock incentive plans	50	147
Changes in assets and liabilities:
Decrease in accounts receivable	5,029	9,721
Increase in inventories	(69,295)	(57,404)
(Increase) decrease in prepaid expenses and
other current assets	(2,241)	1,735
Decrease (increase) in deferred charges and
other noncurrent assets	49	(2,274)
Increase in accounts payable	72,706	56,931
Decrease in accrued expenses and other
liabilities	(36,996)	(25,548)

Net cash (used in) provided by operating activities	(3,215)	2,019

Cash flows from investing activities:
Additions to property and equipment	(25,666)	(25,742)

Cash flows from financing activities:
Proceeds from common stock issued under stock
incentive plans	282	970
Increase in short-term borrowings	303	17,425
Purchase of treasury stock	(16)	(43)

Net cash provided by financing activities	569	18,352

Effect of exchange rate changes on cash and cash	152	(2)
equivalents

Net decrease in cash and cash equivalents	(28,160)	(5,373)
Cash and cash equivalents at beginning of period	86,605	15,437

Cash and cash equivalents at end of period	$58,445	$10,064

Cash paid during the year for:
Interest (net of amounts capitalized)	$185	$727
Income taxes	$9,396	$14,820

See accompanying notes to the condensed consolidated financial statements. 5

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed consolidated financial statements, except for the January 4, 2003 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 5, 2003 and March 30, 2002 and the results of operations for the respective thirteen weeks then ended and cash flows for the respective thirteen weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 4, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

2. Earnings Per Share

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Period ended April 5, 2003 (in thousands, except EPS) (Unaudited) Thirteen week period
	Income	Shares	EPS

Basic	$2,078	44,098	$0.05

Effect of outstanding stock option
and deferred stock grants	--	426	--

Diluted	$2,078	44,524	$0.05

	Period ended March 30, 2002 (in thousands, except EPS) (Unaudited) Thirteen week period
	Income	Shares	EPS

Basic	$5,140	40,645	$0.13

Effect of outstanding stock option
and deferred stock grants	--	1,058	--

Diluted	$5,140	41,703	$0.12

Options for which the exercise price was greater than the average market price of common shares for the period ended April 5, 2003 and March 30, 2002 were not included in the computation of diluted earnings per share. These consisted of

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d options totaling 2,589,000 shares and 1,401,000 shares for the thirteen weeks ended April 5, 2003 and March 30, 2002, respectively. Deferred stock grants excluded in the computation of diluted earnings per share due to the application of the treasury stock method totaled 7,500 shares and 103 shares for the thirteen weeks ended April 5, 2003 and March 30, 2002, respectively.

3. Short-Term Borrowing Arrangements

        In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of April 5, 2003, the additional lines of credit include committed facilities of approximately $23 million that expire on June 18, 2003 and are subject to annual renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of April 5, 2003, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2003 and 2002, the Company borrowed against its credit facility for seasonal working capital needs. As of April 5, 2003, the Company had no borrowings under the Credit Agreement and $2.2 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.5%. The Company also had $39.1 million of letters of credit outstanding as of April 5, 2003, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4. Comprehensive Income

Comprehensive income for the thirteen weeks ended April 5, 2003 and March 30, 2002 is as follows:

	Thirteen Weeks Ended
	April 5, 2003	March 30, 2002

Comprehensive Income:	($ in thousands) (Unaudited)

Net Income	$2,078	$5,140
Other comprehensive income --
Foreign currency translation
adjustment	480	5

Comprehensive income	$2,558	$5,145

5. Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores which did not meet the Company’s profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures. A pre-tax reserve of $9.5 million was recorded as a reduction in property and

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax reserve of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.

The following is a summary of activity of the reserve for the restructuring and asset impairments charge as of April 5, 2003 ($ in millions):

	Remaining at 1/04/03	Usage 2003	Remaining at 4/05/03

	(Audited)	(Unaudited)	(Unaudited)
Cash components:
Lease commitments	$19.4	$(0.4)	$19.0
Other	2.8	(0.4)	2.4

Sub-total	22.2	(0.8)	21.4

Total	$22.2	$(0.8)	$21.4

The 2003 activity primarily consists of payments for lease commitments and miscellaneous store closing costs.

6. Stock Incentive Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock grants was $99,000 and $735,000 for the thirteen weeks ended April 5, 2003 and March 30, 2002, respectively. The following table illustrates the effect on net income and net income per share presented “as reported” and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the thirteen weeks ended April 5, 2003 and March 30, 2002:

	Thirteen week period ending
(in thousands, except per share data)	April 5, 2003	March 30, 2002

Net income:
As reported	$2,078	$5,140
Deduct: Total stock-based employee
compensation expense determined under
the fair value based method for all
awards, net of related tax effects
	(1,528)	(1,386)

Proforma	$550	$3,754

Net income per share of common stock:
Basic:
As reported	$0.05	$0.13
Pro forma	$0.01	$0.09
Diluted:
As reported	$0.05	$0.12
Pro forma	$0.01	$0.09

The effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts. 8

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

7. Guarantees

The Company has assigned property at one of its retail locations. Under such assignment, the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of April 5, 2003, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.2 million.

8. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact the consolidated financial position or results of operations, although it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

In November 2002, the FASB reached consensus on EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) For Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances. The application of EITF Issue 02-16 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of SFAS No. 123" (“SFAS No. 148”). This statement amends SFAS Statement No. 123 (“SFAS No.123”), “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen weeks ended April 5, 2003 and March 30, 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company’s Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Company has evaluated FIN No. 46 and determined that this interpretation did not have a material impact on the Company’s consolidated financial statements as the Company has no variable interest entities.

Independent Auditors’ Review Report

The Board of Directors and Shareholders
Linens‘n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens ‘n Things, Inc. and Subsidiaries as of April 5, 2003 and March 30, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen weeks ended April 5, 2003 and March 30, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens ‘n Things, Inc. and Subsidiaries as of January 4, 2003 (presented herein) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 4, 2003 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
April 23, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

General

Linens ‘n Things, Inc. (the “Company”) is one of the leading national format retailers of home textiles, housewares and home accessories, carrying both national brand and private label goods. As of April 5, 2003, the Company operated 400 stores in 45 states and in four provinces across Canada.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company’s management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements. Management of the Company has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosures in this MD&A relating to these critical accounting estimates.

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

Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns. As such, estimating sales returns requires management judgment. In preparing our financial statements the sales returns reserve was approximately $4.6 million, $5.5 million and $4.8 million as of April 5, 2003, January 4, 2003 and March 30, 2002, respectively.

Impairment of Assets: With the adoption of SFAS No. 142, the Company will review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. As of April 5, 2003, January 4, 2003 and March 30, 2002, the Company’s net value for property and equipment was approximately $362.3 million, $348.4 million and $327.8 million, respectively, and goodwill was $18.1 million for the thirteen weeks ended April 5, 2003 and March 30, 2002 and for fiscal year ended January 4, 2003.

Store Closure Costs: Prior to the adoption of SFAS No. 146, the Company records estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determines to close a store. Such estimates may be subject to change should actual costs differ. In the fourth quarter of fiscal 2001, the Company recorded a reserve of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of April 5, 2003, January 4, 2003, and March 30, 2002 the Company had $21.4 million, $22.2 million, and $24.0 million respectively, remaining related to this reserve. The Company is negotiating the lease buyouts or sub-lease

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

Self Insurance: The Company purchases third party insurance for workers’ compensation, medical, auto and general liability that exceeds certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

The Company evaluates the accrual and the underlying assumptions periodically and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While the Company believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimate process. In the event the Company determines the accruals should be increased or reduced, the Company would record such adjustments in the period in which such determination is made.

The accrued obligation for these self-insurance programs was approximately $8.9 million, $9.5 million and $6.4 million as of April 5, 2003, January 4, 2003 and March 30, 2002, respectively.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

Results of Operations

Thirteen Weeks Ended April 5, 2003 Compared with Thirteen Weeks Ended March 30, 2002

Net sales for the thirteen weeks ended April 5, 2003 increased 5.2% to $480.5 million, up from $456.9 million for the same period last year. The increase in net sales is primarily the result of new store openings since March 30, 2002. At April 5, 2003, the Company operated 400 stores, including fifteen stores in Canada, as compared with 348 stores, including eleven stores in Canada, at March 30, 2002. Store square footage increased 13.8% to 13.9 million at April 5, 2003 compared with 12.2 million at March 30, 2002. During the thirteen weeks ended April 5, 2003 the Company opened sixteen new stores and closed seven stores as compared with opening seven stores and closing two stores during the same period last year.

Comparable store net sales declined 3.2% for the thirteen weeks ended April 5, 2003 compared with an increase of 2.6% for the same period last year. The decline in comparable store net sales for the thirteen weeks ended April 5, 2003 was primarily attributed to a series of external factors including inclement weather, particularly during the President’s Day weekend in February, weak consumer confidence and the start of the war in Iraq. In addition, sales results were also impacted by the timing of the Company’s clearance event, which shifted into the fourth quarter of 2002; and the shift of the Easter holiday from the first quarter of last year to the second quarter of this year.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended April 5, 2003 was $197.7 million, or 41.1% of net sales, compared with $181.2 million, or 39.7% of net sales, for the same period last year. The increase in gross profit as a percentage of sales is primarily due to the decrease in markdowns as a result of the shift in the Company’s clearance event as well as an improvement in the

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

management of markdowns during the first quarter. In addition, the Company continues to leverage its supply chain costs as well as increase its penetration of proprietary product, which has more favorable gross margins.

The Company’s selling, general and administrative (“SG&A”) expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended April 5, 2003 were $194.2 million, or 40.4% of net sales, compared with $172.2 million, or 37.7% of net sales, for the same period last year. The increase as a percentage of net sales is primarily attributable to a greater investment in store payroll as a result of the Company’s initiatives to improve overall guest service levels; the de-leveraging of occupancy costs reflecting comparable store net sales performance; and an increase in pre-opening costs as a result of opening sixteen new stores this year compared with seven stores for the same period last year. In addition, the Company recorded a charge of approximately $2.4 million in connection with the departure of the Company’s president during the first quarter of 2003.

Operating profit for the thirteen weeks ended April 5, 2003 was $3.4 million, or 0.7% of net sales, compared with $9.0 million, or 2.0% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended April 5, 2003 decreased to $0.1 million from $0.7 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

The Company’s income tax expense was $1.3 million for the thirteen weeks ended April 5, 2003, compared with $3.2 million for the same period last year. The Company’s effective tax rate was 38.2% for both the thirteen weeks ended April 5, 2003 and March 30, 2002.

As a result of the factors described above, net income for the thirteen weeks ended April 5, 2003 was $2.1 million, or $0.05 per share on a diluted basis, compared with $5.1 million, or $0.12 per share on a diluted basis for the same period last year.

Liquidity and Capital Resources

The Company’s capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the “Credit Agreement”) with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million in borrowings from additional lines of credit outside of the Credit Agreement. As of April 5, 2003, the additional lines of credit include committed facilities of approximately $23 million expiring on June 18, 2003 and are subject to annual renewal arrangements. The Company was in compliance with the terms of the Credit Agreement as of April 5, 2003. The Company had no borrowings under the Credit Agreement and $2.2 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.5% as of April 5, 2003. The Company also had $39.1 million of letters of credit outstanding as of April 5, 2003, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation (“GECC”) pursuant to a trade payables agreement under which GECC purchases the Company’s payables at a discount directly from the Company’s suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. Any discounts resulting from such purchases are subject to a sharing arrangement as agreed between the Company and GECC.

Net cash used in operating activities for the thirteen weeks ended April 5, 2003 was $3.2 million compared with net cash provided by operating activities of $2.0 million for the same period last year. This change was primarily attributed to the timing of vendor payments and the increase in inventory. Inventory increased by approximately $69.2 million for the thirteen weeks ended April 5, 2003 as a result of new store additions and additional investments in inventory as a result of the Company’s in stock initiative.

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con’t

Net cash provided by operating activities is our principal source of liquidity and therefore a decline in demand for the Company’s product offerings could impact the availability of funds for store expansion.

Net cash used in investing activities for the thirteen weeks ended April 5, 2003 was $25.7 million, flat with the same period last year. The Company opened sixteen new stores for the thirteen weeks ended April 5, 2003 compared with seven new stores for the same period of last year. The first quarter of 2002 also included expenditures related to the Company’s third distribution center, which opened during the second quarter of last year. The Company currently estimates capital expenditures will be approximately $80 million to $85 million in fiscal 2003, primarily for an estimated 55 new stores, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the thirteen weeks ended April 5, 2003 was $0.6 million compared with $18.4 million for the same period last year. The decrease in net cash provided by financing activities was primarily due to the reduced need for short-term borrowings.

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

Forward-Looking Statements

This 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as “expect,” “anticipate”, “believe,” “may,” “will,” “could”, “intend,” “plan,” “target” and terms or variations of such terms. All of our information and statements regarding our outlook for the future constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, the impact of the hostilities in the Middle East as well as other geopolitical concerns, including the potential impact of SARS health concerns particularly on manufacturing and production in Asia. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

LINENS ‘N THINGS, INC. AND SUBSIDIARIES
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

Interest Rate Risk:

The Company’s financial instruments include cash and cash equivalents and short-term borrowings. The Company’s obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. At April 5, 2003, the Company had $2.2 million of borrowings under the additional lines of credit at a weighted-average interest rate of 4.5% (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect the Company’s results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and therefore the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated fifteen stores in Canada as of April 5, 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.

Since fiscal year end 2002, there have been no material changes in market risk exposures.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14c and 15d-14c) as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)     Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that the Company believes could significantly affect those internal controls subsequent to the evaluation date.

16

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re unaudited interim financial information
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

        None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003	/s/ William T. Giles —————————————— William T. Giles Executive Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)

17

CERTIFICATION

I, Norman Axelrod, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Linens ‘n Things, Inc.;

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date: May 20, 2003

BY: /S/ NORMAN AXELROD —————————————— Norman Axelrod Chairman and Chief Executive Officer

18

CERTIFICATION

I, William T. Giles, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Linens ‘n Things, Inc.;

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date: May 20, 2003

BY: /S/ WILLIAM T. GILES —————————————— William T. Giles Executive Vice President, Chief Financial Officer

19