Form 10-Q
period 2003-07-05
LINENS N THINGS INC
filed 2003-08-19
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 5, 2003

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
                                             Yes   X       No
                                                 -----        -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

                                             Yes   X       No
                                                 -----        -----

Number of shares outstanding of the issuer's Common Stock:

             Class                              Outstanding at August 13, 2003
             -----                              ------------------------------

Common Stock, $0.01 par value                   44,189,368

                                        INDEX
                                        -----

Part I.  Financial Information                                                 Page No.
                                                                               --------
  Item 1.  Financial Statements
           Condensed Consolidated Statements of Operations for the
              Thirteen and Twenty-Six Weeks Ended July 5, 2003
              and June 29, 2002                                                    3

           Condensed Consolidated Balance Sheets as of July 5, 2003
              January 4, 2003 and June 29, 2002                                    4

           Condensed Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks Ended July 5, 2003
              and June 29, 2002                                                    5

           Notes to Condensed Consolidated Financial Statements                 6-10

           Independent Auditors' Review Report                                    11

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    12-17

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk             18

  Item 4.  Controls and Procedures                                                18

Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders                    19

  Item 6.  Exhibits and Reports on Form 8-K                                       19

           Signature                                                              20


                                          2

                                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (Unaudited)

                                                                  Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                              -----------------------------    -----------------------------
                                                                 July 5,         June 29,          July 5,        June 29,
                                                                  2003             2002             2003            2002
                                                              -------------    ------------    --------------  -------------
Net sales                                                         $523,672       $461,918         $1,004,143      $918,829

Cost of sales, including buying and distribution costs
                                                                   304,974        269,052            587,780       544,764
                                                              -------------    ------------    --------------  -------------

Gross profit                                                       218,698        192,866            416,363       374,065

Selling, general and administrative expenses                       209,180        183,076            403,405       355,280
                                                              -------------    ------------    --------------  -------------

Operating profit                                                     9,518          9,790             12,958        18,785

   Interest income                                                     (14)            (3)               (70)           (7)
   Interest expense                                                    302            756                434         1,435
                                                              -------------    ------------    --------------  -------------
Interest expense, net                                                  288            753                364         1,428
                                                              -------------    ------------    --------------  -------------

Income before provision for income taxes                             9,230          9,037             12,594        17,357

Provision for income taxes                                           3,526          3,451              4,812         6,631
                                                              -------------    ------------    --------------  -------------

Net income                                                          $5,704         $5,586             $7,782       $10,726
                                                              =============    ============    ==============  =============

Basic earnings per share                                             $0.13          $0.14              $0.18         $0.26
                                                              =============    ============    ==============  =============

Diluted earnings per share                                           $0.13          $0.13              $0.17         $0.26
                                                              =============    ============    ==============  =============


                                See accompanying notes to condensed consolidated financial statements.




                                               LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                        July 5,               January 4,              June 29,
                                                                          2003                   2003                  2002
                                                                  -------------------    ------------------    -------------------
                                                                      (Unaudited)             (Audited)             (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                         $     9,446            $    86,605           $    20,069
      Accounts receivable                                                    39,027                 41,168                32,054
      Inventories                                                           715,644                615,256               624,431
      Prepaid expenses and other current assets                              29,940                 27,279                11,547
      Current deferred taxes                                                     --                  2,671                21,268
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    794,057                772,979               709,369

    Property and equipment, net                                             376,006                348,445               342,318
    Goodwill, net                                                            18,126                 18,126                18,126
    Deferred charges and other noncurrent assets, net                        10,765                 10,931                12,286
                                                                  -------------------    ------------------    -------------------

Total assets                                                            $ 1,198,954            $ 1,150,481           $ 1,082,099
                                                                  ===================    ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                  $   279,607            $   233,877           $   253,896
      Accrued expenses and other current liabilities                        125,303                163,783               130,990
      Short-term borrowings                                                  16,874                  1,831                15,884
      Current deferred taxes                                                  8,676                     --                    --
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               430,460                399,491               400,770

    Deferred income taxes and other long-term liabilities                    89,144                 82,269                71,784
                                                                  -------------------    ------------------    -------------------

Total liabilities                                                           519,604                481,760               472,554

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                             --                     --                    --

         Common stock, $0.01 par value;
         135,000,000 shares authorized; 44,361,771 shares
         issued and 44,132,225 shares outstanding at July 5,
         2003; 44,322,351 shares issued and 44,085,470 shares
         outstanding at January 4, 2003; and 44,259,708 shares
         issued and 44,027,403 shares outstanding at June 29,
         2002
                                                                                444                    444                   442
      Additional paid-in capital                                            347,538                346,251               345,301
      Retained earnings                                                     336,963                329,181               270,661
      Accumulated other comprehensive income (loss)                             919                   (386)                 (181)
        Treasury stock, at cost; 229,546 shares at July 5,
         2003, 236,881 shares at January 4, 2003, and 232,305
         shares at June 29, 2002                                            (6,514)                 (6,769)               (6,678)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              679,350                668,721               609,545
                                                                  -------------------    ------------------    -------------------

Total liabilities and shareholders' equity                              $ 1,198,954            $ 1,150,481           $ 1,082,099
                                                                  ===================    ==================    ===================


                                  See accompanying notes to condensed consolidated financial statements.

                                                                    4

                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                    (Unaudited)


                                                                                  Twenty-Six Weeks Ended
                                                                        -------------------------------------------
                                                                              July 5,                June 29,
                                                                               2003                    2002
                                                                        --------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     7,782           $    10,726
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                                  26,346                21,499
     Deferred income taxes                                                          17,969                 4,598
     Loss on disposal of assets                                                        741                   612
     Federal tax benefit from common stock issued under stock
       incentive plans                                                                 (18)                  397
     Changes in assets and liabilities:
       Decrease in accounts receivable                                               2,216                 8,786
       Increase in inventories                                                     (96,637)             (130,937)
        (Increase) decrease in prepaid expenses and other
         current assets                                                             (4,392)                5,173
       Increase in deferred charges and other
        noncurrent assets                                                             (201)               (3,528)
       Increase in accounts payable                                                 44,537                72,906
       Decrease in accrued expenses and other liabilities                          (40,031)              (20,029)
                                                                        --------------------    -------------------
   Net cash used in operating activities                                           (41,688)              (29,797)
                                                                        --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                             (51,965)              (50,979)
                                                                        --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuance                                              --                95,814
   Proceeds from common stock issued under stock
   incentive plans                                                                   1,305                 3,890
   Increase (decrease) in short-term borrowings                                     14,690               (14,578)
   Issuance of treasury stock                                                          255                   268
                                                                        --------------------    -------------------
   Net cash provided by financing activities                                        16,250                85,394
                                                                        --------------------    -------------------

   Effect of exchange rate changes on cash and cash
   equivalents                                                                         244                    14

   Net (decrease) increase in cash and cash equivalents                            (77,159)                4,632
   Cash and cash equivalents at beginning of period                                 86,605                15,437
                                                                        --------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     9,446            $   20,069
                                                                        ====================    ===================

CASH PAID DURING THE YEAR FOR:
   Interest (net of amounts capitalized)                                       $       533            $    1,637
   Income taxes                                                                $    11,038            $   15,199

                      See accompanying notes to condensed consolidated financial statements.



                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, except for the January 4, 2003 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 5, 2003 and June 29, 2002 and the results of operations for the respective thirteen weeks and twenty-six weeks then ended and cash flows for the respective twenty-six weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 4, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

2.  Earnings Per Share

The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                                   Periods ended July 5, 2003
                                                                   (in thousands, except EPS)
                                               Thirteen Week Period                         Twenty-Six Week Period
                                       ---------------------------------------    ---------------------------------------
                                            Net                                        Net
                                          income         Shares        EPS           income         Shares         EPS
                                       ------------    -----------   ---------    ------------   -----------    ---------
Basic                                     $5,704         44,118        $0.13         $7,782        44,108        $0.18

Effect of outstanding stock options
   and deferred stock grants                   -            427            -              -           426         0.01
                                       ------------    -----------   ---------    ------------   -----------    ---------

Diluted                                   $5,704         44,545        $0.13         $7,782        44,534        $0.17
                                       ============    ===========   =========    ============   ===========    =========
                                                                    Periods ended June 29, 2002
                                                                     (in thousands, except EPS)
                                               Thirteen Week Period                         Twenty-Six Week Period
                                       ---------------------------------------    ---------------------------------------
                                            Net                                        Net
                                          income         Shares        EPS           income         Shares         EPS
                                       ------------    -----------   ---------    ------------   -----------    ---------
Basic                                     $5,586         40,940         $0.14       $10,726        40,792        $0.26

Effect of outstanding stock options
   and deferred stock grants                   -          1,380          0.01             -         1,219            -

                                       ------------    -----------   ---------    ------------   -----------    ---------

Diluted                                    $5,586        42,320         $0.13       $10,726        42,011        $0.26
                                       ============    ===========   =========    ============   ===========    =========

Options for which the exercise price was greater than the average market price of common shares for the period ended July 5, 2003 and June 29, 2002 were not included in the computation of diluted earnings per share. These consisted of options totaling approximately 2,555,000 shares and 29,900 shares for the thirteen weeks and approximately 2,555,000 shares and 700,435 shares for the twenty-six weeks ended July 5, 2003 and June 29, 2002, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd
          ------------------------------------------------------------

3. Short-Term Borrowing Arrangements

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of July 5, 2003, the additional lines of credit include committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of July 5, 2003, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2003 and 2002, the Company borrowed against its credit facility for seasonal working capital needs. As of July 5, 2003, the Company had $10 million in borrowings under the Credit Agreement and $6.9 million in borrowings under the additional lines of credit at a weighted-average interest rate of 3.0%. The Company also had $49.4 million of letters of credit outstanding as of July 5, 2003, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4. Comprehensive Income

Comprehensive income for the thirteen and twenty-six weeks ended July 5, 2003 and June 29, 2002 is as follows:


  (in thousands)                                         Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                       July 5,         June 29,        July 5,       June 29,
                                                        2003            2002           2003           2002
                                                     --------------------------    --------------------------
  COMPREHENSIVE INCOME:
  Net Income                                           $5,704         $5,586          $7,782         $10,726
  Other comprehensive income --
       Foreign currency translation adjustment            825            231           1,305             236
                                                     -----------    -----------    -----------    -----------
  Comprehensive income                                 $6,529         $5,817          $9,087         $10,962
                                                     ===========    ===========    ===========    ===========

5. Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures. A pre-tax reserve of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax reserve of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified store closures other than one store, which was reversed, and one, which is expected to be closed during fiscal 2003.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd
          -----------------------------------------------------

The following is a summary of activity of the reserve for the restructuring and asset impairments charge as of July 5, 2003 ($ in millions):


                                           Remaining at           Usage            Remaining at
                                             1/04/03               2003              7/05/03
                                       -------------------  -------------------  ------------------
                                             (Audited)         (Unaudited)         (Unaudited)
Cash components:
    Lease commitments                        $ 19.4                $ 0.7                $20.1
    Other                                       2.8                $(2.7)                 0.1
                                       -------------------  -------------------  ------------------

Total                                        $ 22.2                $(2.0)               $20.2
                                       ===================  ===================  ==================

The 2003 activity primarily consists of payments for lease commitments and miscellaneous store closing costs.

6. Stock Incentive Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock grants was $0.3 million and $0.5 million for the thirteen weeks ended July 5, 2003 and June 29, 2002, respectively, and $0.4 million and $1.2 million for the twenty-six weeks ended July 5, 2003 and June 29, 2002, respectively. The following table illustrates the effect on net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for the thirteen and twenty-six weeks ended July 5, 2003 and June 29, 2002:

                                            Thirteen week period ending     Twenty-six week period ending
                                               JULY 5,        JUNE 29,        JULY 5,          JUNE 29,
(in thousands, except per share data)           2003            2002            2003             2002
---------------------------------------------------------------------------------------------------------
NET INCOME:
     As reported.......................        $5,704          $5,586          $7,782          $10,726
     Deduct: Total stock-based employee
      compensation expense determined
      under the fair value based method
      for all awards, net of related
      tax effects......................        (2,058)         (1,687)         (3,586)          (3,073)
                                          ---------------------------------------------------------------
     Proforma..........................        $3,646          $3,899          $4,196           $7,653

NET INCOME PER SHARE OF COMMON STOCK:
     Basic:
      As reported......................         $0.13           $0.14           $0.18            $0.26
      Pro forma........................         $0.08           $0.10           $0.10            $0.19
     Diluted:
      As reported......................         $0.13           $0.13           $0.17            $0.26
      Pro forma........................         $0.08           $0.09           $0.09            $0.18

---------------------------------------------------------------------------------------------------------

The effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd
          ------------------------------------------------------------


7. Guarantees

The Company has assigned property at one of its retail locations. Under such assignment, the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of July 5, 2003, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.1 million.

8. Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of Merchandise Sold when recognized in the Company's Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. The Company does not expect this issue to have a material impact on the Company's fiscal 2003 consolidated financial statements since the Company has entered into substantially all of its current vendor contracts prior to December 31, 2002. The Company is currently reviewing all vendor agreements. As vendor agreements are initiated or modified in fiscal 2004, the Company will change its method of accounting for vendor allowances in accordance with EITF 02-16. The Company believes that this one time change in accounting is expected to materially impact its 2004 consolidated financial statements and that a reasonable estimate of this impact will be determined by the fourth quarter of fiscal 2003. This accounting change will have no impact on the Company's cash flows or the expected amount of funds to be received from vendors. In addition, following implementation of EITF 02-16, there will be no earnings impact in subsequent periods other than for future net changes in such vendor allowances.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's Consolidated Financial Statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and twenty-six week periods ended July 5, 2003 and June 29, 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd
          ------------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Company has evaluated FIN No. 46 and determined that this interpretation did not have a material impact on the Company's consolidated financial statements as the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

                       Independent Auditors' Review Report
                       -----------------------------------


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of July 5, 2003 and June 29, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 5, 2003 and June 29, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 4, 2003 (presented herein) and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 4, 2003 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP



New York, New York
July 23, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

General
-------

Linens `n Things, Inc. (the "Company") is one of the leading national format retailers of home textiles, housewares and home accessories, carrying both national brand and private label goods. As of July 5, 2003, the Company operated 415 stores in 45 states and in four provinces across Canada.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time. Management of the Company has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors.

Valuation of Inventory: Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage and aged inventory reserves and the accounting for price changes.

Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. As such, estimating sales returns requires management judgment. In preparing our financial statements the sales returns reserve was approximately $4.7 million, $5.5 million and $4.8 million as of July 5, 2003, January 4, 2003 and June 29, 2002, respectively.

Impairment of Assets: With the adoption of SFAS No. 142, the Company will review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. As of July 5, 2003, January 4, 2003 and June 29, 2002, the Company's net value for property and equipment was approximately $376.0 million, $348.4 million and $342.3 million, respectively, and goodwill was $18.1 million, as of July 5, 2003, January 4, 2003, and June 29, 2002.

Store Closure Costs: Prior to the adoption of SFAS No. 146, the Company records estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determines to close a store. Such estimates may be subject to change should actual costs differ. In the fourth quarter of fiscal 2001, the Company recorded a reserve of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of July 5, 2003, January 4, 2003, and June 29, 2002 the Company had $20.2 million, $22.2 million

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't
             -------------------------------------------------------

and $23.6 million respectively, remaining related to this reserve. The Company is negotiating the lease buyouts or sub-lease agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not materially impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

Self Insurance: The Company purchases third party insurance for workers' compensation, medical, auto and general liability that exceeds certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

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

The accrued obligation for these self-insurance programs was approximately $9.4 million, $9.5 million and $7.1 million as of July 5, 2003, January 4, 2003 and June 29, 2002, respectively.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 5, 2003 COMPARED WITH THIRTEEN WEEKS ENDED JUNE 29,
2002

Net sales for the thirteen weeks ended July 5, 2003 increased 13.4% to $523.7 million, up from $461.9 million for the same period last year. The increase in net sales is primarily the result of new store openings since June 29, 2002. At July 5, 2003, the Company operated 415 stores, including 16 stores in Canada, as compared with 367 stores, including 13 stores in Canada, at June 29, 2002. Store square footage increased 11.7% to 14.3 million at July 5, 2003 compared with
12.8 million at June 29, 2002. During the thirteen weeks ended July 5, 2003, the Company opened 16 stores and closed one store as compared with opening 21 stores and closing two stores during the same period last year.

Comparable store net sales increased 0.1% for the thirteen weeks ended July 5, 2003 compared with an increase of 3.6% for the same period last year. Sales benefited from consistently good overall performance of the Company's functional housewares business. This was offset somewhat by softness in the overall textiles business and lower sales of the Company's seasonal merchandise as a result of the cooler spring weather.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended July 5, 2003 was $218.7 million, or 41.8% of net sales, compared with $192.9 million, or 41.8% of net sales, for the same period last year. Gross profit was impacted by a slight increase in promotional activity in comparison to the prior year. The Company's markdown rate also slightly increased to clear seasonal inventory as a result of softer sales of the Company's seasonal merchandise. This was offset, in part, by the continued leverage of the Company's supply chain costs.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't
             -------------------------------------------------------

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended July 5, 2003 were $209.2 million, or 39.9% of net sales, compared with $183.1 million, or 39.6% of net sales, for the same period last year. Store payroll costs increased in line with plan to support the Company's guest service initiatives and occupancy costs were de-leveraged reflecting net comparable sales performance.

Operating profit for the thirteen weeks ended July 5, 2003 was $9.5 million, or 1.8% of net sales, compared with $9.8 million, or 2.1% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended July 5, 2003 decreased to $0.3 million from $0.8 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

The Company's income tax expense was $3.5 million for both the thirteen weeks ended July 5, 2003 and June 29, 2002. The Company's effective tax rate was 38.2% for both the thirteen weeks ended July 5, 2003 and June 29, 2002.

As a result of the factors described above, net income for the thirteen weeks ended July 5, 2003 was $5.7 million, or $0.13 per share on a diluted basis, compared with $5.6 million, or $0.13 per share on a diluted basis for the same period last year.

TWENTY-SIX WEEKS ENDED JULY 5, 2003 COMPARED WITH TWENTY-SIX WEEKS ENDED JUNE 29, 2002

Net sales increased 9.3% to $1,004.1 million for the twenty-six weeks ended July 5, 2003, up from $918.8 million for the same period last year, primarily as a result of new store openings since June 29, 2002. During the twenty-six weeks ended July 5, 2003, the Company opened 32 stores and closed eight stores compared with opening 28 stores and closing four stores during the same period last year.

Comparable store net sales for the twenty-six weeks ended July 5, 2003 declined 1.5% as compared with an increase of 3.1% for the same period last year. The decline in comparable store net sales can be primarily attributed to a decline in consumer traffic as a result of the slowing economy. In addition, sales were impacted by softness in the overall textile business and lower sales of the Company's seasonal merchandise as a result of the cooler spring weather. This was somewhat offset by consistently good overall performance of the Company's functional housewares business.

Gross profit for the twenty-six weeks ended July 5, 2003 was $416.4 million, or 41.5% of net sales, compared with $374.1 million, or 40.7% of net sales, for the same period last year. The increase in gross profit as a percent of net sales was primarily due to an improvement in the management of markdowns. In addition, the Company continues to leverage its supply chain costs as well as increase its penetration of proprietary product, which has more favorable gross margins.

SG&A expenses for the twenty-six weeks ended July 5, 2003 were $403.4 million, or 40.2% of net sales, compared with $355.3 million, or 38.7 % of net sales, for the same period last year. The increase as a percentage of net sales is primarily attributable to the de-leveraging of occupancy costs reflecting comparable store net sales performance and a greater investment in store payroll as a result of the Company's initiatives to improve overall guest service levels. In addition, the Company recorded a charge of approximately $2.4 million in connection with the departure of the Company's president during the first quarter of 2003.

Operating profit for the twenty-six weeks ended July 5, 2003 was $13.0 million, or 1.3% of net sales, compared with $18.8 million, or 2.0% of net sales, for the same period last year.

The Company incurred net interest expense of $0.4 million for the twenty-six weeks ended July 5, 2003, compared with $1.4 million for the same period in 2002. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't
             -------------------------------------------------------

The Company's income tax expense for the twenty-six weeks ended July 5, 2003 was $4.8 million compared with $6.6 million for the same period last year. The Company's effective tax rate was 38.2% for both the twenty-six weeks ended July 5, 2003 and June 29, 2002.

Net income for the twenty-six weeks ended July 5, 2003 was $7.8 million, or $0.17 per share on a diluted basis, compared with $10.7 million, or $0.26 per share on a diluted basis, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million in borrowings from additional lines of credit outside of the Credit Agreement. As of July 5, 2003, the additional lines of credit include committed facilities of approximately $26 million expiring on June 16, 2004 and are subject to annual renewal arrangements. The Company was in compliance with the terms of the Credit Agreement as of July 5, 2003. The Company had $10 million borrowings under the Credit Agreement and $6.9 million in borrowings under the additional lines of credit at a weighted-average interest rate of 3.0% as of July 5, 2003. The Company also had $49.4 million of letters of credit outstanding as of July 5, 2003, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount.

Net cash used in operating activities for the twenty-six weeks ended July 5, 2003 was $41.7 million compared with $29.8 million for the same period last year. This change was primarily attributed to the timing of vendor payments and the increase in inventory. Inventory increased by approximately $96.6 million for the twenty-six weeks ended July 5, 2003 as a result of new store additions and additional investments in inventory as a result of the Company's in stock initiative.

Net cash used in investing activities for the twenty-six weeks ended July 5, 2003 was $52.0 million, compared with $51.0 million for the same period last year. The Company opened 32 new stores for the twenty-six weeks ended July 5, 2003 compared with 28 new stores for the same period of last year. The second quarter of 2002 also included expenditures related to the Company's third distribution center, which opened during the second quarter of last year. The Company currently estimates capital expenditures will be approximately $80 million to $85 million in fiscal 2003, primarily for an estimated 55 new stores, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the twenty-six weeks ended July 5, 2003 was $16.3 million compared with $85.4 million for the same period last year. Short-term borrowing increased approximately $14.7 million for the twenty-six weeks ended July 5, 2003. In addition, the Company had a common stock offering of 3.3 million shares in the second quarter of fiscal 2002 that raised a net $95.8 million.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't
             -------------------------------------------------------

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs during the course of its fiscal year, with peak periods generally expected during the second quarter and fourth quarter of the fiscal year. As the Company's business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facilities from those currently existing and/or other debt or equity funding. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, its existing credit facilities, and its uncommitted lines of credit will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of Merchandise Sold when recognized in the Company's Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. The Company does not expect this issue to have a material impact on the Company's fiscal 2003 consolidated financial statements since the Company has entered into substantially all of its current vendor contracts prior to December 31, 2002. The Company is currently reviewing all vendor agreements. As vendor agreements are initiated or modified in fiscal 2004, the Company will change its method of accounting for vendor allowances in accordance with EITF 02-16. The Company believes that this one time change in accounting is expected to materially impact its 2004 consolidated financial statements and that a reasonable estimate of this impact will be determined by the fourth quarter of fiscal 2003. This accounting change will have no impact on the Company's cash flows or the expected amount of funds to be received from vendors. In addition, following implementation of EITF 02-16, there will be no earnings impact in subsequent periods other than for future net changes in such vendor allowances.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and twenty-six week periods ended July 5, 2003 and June 29, 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Company has evaluated FIN No. 46 and determined that this interpretation did not have a material impact on the Company's consolidated financial statements as the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't
             -------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "could", "intend," "plan," "target" and terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial and stores' performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve substantial risks and uncertainties. Some of those risks and uncertainties which could cause actual results to differ materially include levels of sales, store traffic, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the success of our new business concepts and seasonal concepts, the performance of our new stores, competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, including any impact of the recent bankruptcy announcement and proposed sale of assets of Pillotex, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a continued highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, the impact of new accounting pronouncements (including EITF 02-16) on future reported results, and our ability to successfully implement our strategic initiatives. Actual results may differ materially from such forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002, and in our most recent Annual Report on Form 10-K and subsequent reports filed with the Securities and Exchange Commission. Many such factors will be important in determining our actual future results and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will in fact be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                     LINENS `N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

INTEREST RATE RISK:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of July 5, 2003, the Company had $10 million in borrowings under the Credit Agreement and $6.9 million in borrowings under the additional lines of credit at a weighted-average interest rate of 3.0% (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

FOREIGN CURRENCY RISK:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 16 stores in Canada as of July 5, 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

Since fiscal year end 2002, there have been no material changes in market risk exposures.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 1, 2003 the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Philip E. Beekman was re-elected as director of the Company, with 39,093,878 shares voted for and 612,065 shares withheld, and Harold F. Compton was re-elected as director of the Company, with 37,155,142 shares voted for and 2,550,801 shares withheld. Directors whose term of office continued following the meeting were Norman Axelrod, Morton E. Handel, Stanley P. Goldstein and Robert Kamerschen.

Item 6. Exhibits and Reports on Form 8-K

(a)     EXHIBIT INDEX

        EXHIBIT
        NUMBER              DESCRIPTION
        ------              -----------

        15      Letter re unaudited interim financial information
        31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     REPORTS ON FORM 8-K:

        The Company furnished a Current Report on Form 8-K dated April 10, 2003 in reference to a press release dated April 10, 2003 reporting certain information regarding the Company's sales and earnings outlook for the first quarter ended April 5, 2003.

        The Company furnished a Current Report on Form 8-K dated April 23, 2003 in reference to a press release dated April 23, 2003 reporting the Company's sales and earnings results for its first quarter ended April 5, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LINENS 'N THINGS, INC.
                                                  (Registrant)


                                       By: /s/  William T. Giles
                                          ----------------------
                                       William T. Giles
                                       Executive Vice President, Chief Financial
                                       Officer
                                       (Duly authorized officer and
                                       principal financial officer)

Date: August 19, 2003