Form 10-Q
period 2003-10-04
LINENS N THINGS INC
filed 2003-11-18
CIK 1023052

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 4, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

Number of shares outstanding of the issuer's Common Stock:

             Class                              Outstanding at November 14, 2003
             -----                              --------------------------------

Common Stock, $0.01 par value                               44,764,947

                                      INDEX

Part I.   Financial Information                                         Page No.
                                                                        --------

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the
          Thirteen and Thirty-Nine Weeks Ended October 4, 2003
          and September 28, 2002                                              3

          Condensed Consolidated Balance Sheets as of October 4, 2003,
          January 4, 2003 and September 28, 2002
                                                                              4

          Condensed Consolidated Statements of Cash Flows for the
          Thirty-Nine Weeks Ended October 4, 2003
          and September 28, 2002                                              5

          Notes to Condensed Consolidated Financial Statements             6-10

          Independent Auditors' Review Report                                11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   12-17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         18

Item 4.   Controls and Procedures                                            18

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   19

          Signatures                                                         20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                         Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                  ---------------------------------       ---------------------------------
                                                    October 4,        September 28,         October 4,        September 28,
                                                       2003                2002                2003                2002
                                                  -------------       -------------       -------------       -------------
Net sales                                         $     602,816       $     542,565       $   1,606,959       $   1,461,394

Cost of sales, including buying and
distribution costs                                      360,868             325,426             958,472             878,407
                                                  -------------       -------------       -------------       -------------

Gross profit                                            241,948             217,139             648,487             582,987

Selling, general and administrative expenses            207,764             187,158             601,345             534,221
                                                  -------------       -------------       -------------       -------------

Operating profit                                         34,184              29,981              47,142              48,766

   Interest income                                          (20)                (21)                (90)                (28)
   Interest expense                                         256                 435                 690               1,870
                                                  -------------       -------------       -------------       -------------
Interest expense, net                                       236                 414                 600               1,842
                                                  -------------       -------------       -------------       -------------

Income before provision for income taxes                 33,948              29,567              46,542              46,924

Provision for income taxes                               12,968              11,287              17,780              17,918
                                                  -------------       -------------       -------------       -------------

Net income                                        $      20,980       $      18,280       $      28,762       $      29,006
                                                  =============       =============       =============       =============

Basic earnings per share                          $        0.47       $        0.42       $        0.65       $        0.69
                                                  =============       =============       =============       =============

Diluted earnings per share                        $        0.47       $        0.41       $        0.64       $        0.68
                                                  =============       =============       =============       =============

     See accompanying notes to condensed consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                      October 4,          January 4,        September 28,
                                                                         2003                2003               2002
                                                                    -------------       -------------       -------------
                                                                     (Unaudited)          (Audited)          (Unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                     $      22,731       $      86,605       $      22,580
      Accounts receivable                                                  46,522              41,168              33,703
      Inventories                                                         746,310             615,256             679,056
      Prepaid expenses and other current assets                            33,236              27,279              15,095
      Current deferred taxes                                                   --               2,671              22,118
                                                                    -------------       -------------       -------------
    Total current assets                                                  848,799             772,979             772,552

    Property and equipment, net                                           380,415             348,445             345,429
    Goodwill, net                                                          18,126              18,126              18,126
    Deferred charges and other noncurrent assets, net                      10,710              10,931              11,580
                                                                    -------------       -------------       -------------

Total assets                                                        $   1,258,050       $   1,150,481       $   1,147,687
                                                                    =============       =============       =============

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                                              $     320,018       $     233,877       $     297,283
      Accrued expenses and other current liabilities                      130,053             163,783             132,533
      Current deferred taxes                                                7,152                  --                  --
      Short-term borrowings                                                 3,221               1,831              16,080
                                                                    -------------       -------------       -------------
    Total current liabilities                                             460,444             399,491             445,896
                                                                    -------------       -------------       -------------

    Deferred income taxes and other long-term liabilities                  95,484              82,269              74,066
                                                                    -------------       -------------       -------------

    Total liabilities                                                     555,928             481,760             519,962

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
        authorized; none issued and outstanding                                --                  --                  --
       Common stock, $0.01 par value;
        135,000,000 shares authorized; 44,458,107 shares
        issued and 44,228,561 shares outstanding at October 4,
        2003; 44,322,351 shares issued and 44,085,470 shares
        outstanding at January 4, 2003; and 44,251,869 shares
        issued and 43,978,739 shares outstanding at September
        28, 2002
                                                                              444                 444                 442
      Additional paid-in capital                                          349,321             346,251             345,413
      Retained earnings                                                   357,943             329,181             288,941
      Accumulated other comprehensive income (loss)                           927                (386)               (373)
      Treasury stock, at cost; 229,546 shares at
      October 4, 2003, 236,881 shares at January 4, 2003,
      and 273,130 shares at September 28, 2002                             (6,513)             (6,769)             (6,698)
                                                                    -------------       -------------       -------------
    Total shareholders' equity                                            702,122             668,721             627,725
                                                                    -------------       -------------       -------------

Total liabilities and shareholders' equity                          $   1,258,050       $   1,150,481       $   1,147,687
                                                                    =============       =============       =============

     See accompanying notes to condensed consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         Thirty-Nine Weeks Ended
                                                                   ---------------------------------
                                                                     October 4,        September 28,
                                                                        2003                2002
                                                                   -------------       -------------
Cash flows from operating activities:
Net income                                                         $      28,762       $      29,006
   Adjustments to reconcile net income to net
   cash provided by/(used in) operating activities:
     Depreciation and amortization                                        40,421              32,967
     Deferred income taxes                                                23,001               7,895
     Loss on disposal of assets                                              772                 592
     Federal tax benefit from common stock issued under stock
       incentive plans                                                       418                 405
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                         (5,282)              7,128
       Increase in inventories                                          (127,301)           (186,401)
       Increase in prepaid expenses and other current assets
                                                                          (8,491)               (143)
       Increase in deferred charges and other
        noncurrent assets                                                   (349)             (3,039)

          Increase in accounts payable                                    84,910             116,344

        Decrease in accrued expenses and other liabilities               (34,658)            (17,984)
                                                                   -------------       -------------
   Net cash provided by/(used in) operating activities                     2,203             (13,230)
                                                                   -------------       -------------

Cash flows from investing activities:
   Additions to property and equipment                                   (70,306)            (65,830)
                                                                   -------------       -------------

Cash flows from financing activities:
   Net proceeds from common stock issuance                                    --              95,833
Proceeds from common stock issued under stock incentive plans              2,651               3,970
   Increase (decrease) in short-term borrowings                            1,070             (13,840)
   Issuance of treasury stock                                                255                 248
                                                                   -------------       -------------
   Net cash provided by financing activities                               3,976              86,211
                                                                   -------------       -------------
      Effect of exchange rate changes on cash and cash
        equivalents                                                          253                  (8)

   Net (decrease) increase in cash and cash equivalents                  (63,874)              7,143
   Cash and cash equivalents at beginning of period                       86,605              15,437
                                                                   -------------       -------------

Cash and cash equivalents at end of period                         $      22,731       $      22,580
                                                                   =============       =============

Cash paid during the year for:

Interest (net of amounts capitalized)                              $         973       $       1,790
Income taxes                                                       $      11,036       $      14,650

     See accompanying notes to condensed consolidated financial statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 4, 2003 and September 28, 2002 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 4, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

Certain expense items, which include inventory shrinkage, have been reclassified between Selling, General and Administrative expenses and Cost of Sales for all periods presented. These reclassifications increased Cost of Sales and decreased Selling, General and Administrative expenses by equal amounts with no impact on operating profit for any period presented.

2. Earnings Per Share

The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                                  Periods ended October 4, 2003
                                                                   (in thousands, except EPS)
                                                   Thirteen Week Period                   Thirty-Nine Week Period
                                             ---------------------------------      ---------------------------------
                                              Income       Shares        EPS         Income       Shares        EPS
                                             -------      -------      -------      -------      -------      -------
Basic                                        $20,980       44,208      $  0.47      $28,762       44,141      $  0.65

Effect of outstanding stock options
   and deferred stock grants                      --          819         0.00           --          558         0.01
                                             -------      -------      -------      -------      -------      -------

Diluted                                      $20,980       45,027      $  0.47      $28,762       44,699      $  0.64
                                             =======      =======      =======      =======      =======      =======

                                                                Periods ended September 28, 2002
                                                                   (in thousands, except EPS)
                                                   Thirteen Week Period                   Thirty-Nine Week Period
                                             ---------------------------------      ---------------------------------
                                              Income       Shares        EPS         Income       Shares        EPS
                                             -------      -------      -------      -------      -------      -------
Basic                                        $18,280       44,047      $  0.42      $29,006       41,877      $  0.69

Effect of outstanding stock options and
   deferred stock grants                          --          644         0.01           --        1,027         0.01
                                             -------      -------      -------      -------      -------      -------

Diluted                                      $18,280       44,691      $  0.41      $29,006       42,904      $  0.68
                                             =======      =======      =======      =======      =======      =======

Options for which the exercise price was greater than the average market price of common shares for the period ended October 4, 2003 and September 28, 2002 were not included in the computation of diluted earnings per share. These consisted of options totaling 1,486,000 shares and 1,591,000 shares for the thirteen weeks and 1,486,000 shares and 1,360,000 shares for the thirty-nine weeks ended October 4, 2003 and September 28, 2002, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd

3. Short-Term Borrowing Arrangements

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of October 4, 2003, the additional lines of credit include committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of October 4, 2003, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2003 and 2002, the Company borrowed against its credit facility for seasonal working capital needs. As of October 4, 2003, the Company had no borrowings under the Credit Agreement and $3.2 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.5%. The Company also had $71.6 million of letters of credit outstanding as of October 4, 2003, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4. Comprehensive Income

Comprehensive income for the thirteen and thirty-nine weeks ended October 4, 2003 and September 28, 2002 is as follows: (In thousands):

                                              Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                         October 4,        September 28,        October 4,        September 28,
                                            2003                2002               2003                2002
                                       ------------------------------------------------------------------------
Comprehensive Income:
Net Income                             $      20,980       $      18,280      $      28,762       $      29,006
Other comprehensive
income/(loss) -- Foreign currency
translation adjustment                             8                (192)             1,313                  44
                                       -------------       -------------      -------------       -------------
Comprehensive income                   $      20,988       $      18,088      $      30,075       $      29,050
                                       =============       =============      =============       =============

5. Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures. A pre-tax reserve of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax reserve of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified store closures other than one store, whose reserve was reversed, and one store, which is expected to be closed during fiscal 2003.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd

The following table displays a roll forward of the activity and significant components of the restructuring and asset impairments charge and the reserves remaining as of October 4, 2003 ($ in millions):

                                           Remaining at                  Usage                   Remaining at
                                             1/04/03                      2003                     10/04/03
                                       -----------------------    ---------------------     -----------------------
                                            (Audited)                 (Unaudited)                (Unaudited)
Cash components:
    Lease commitments                        $ 19.4                      $(2.2)                     $17.2
    Other                                       2.8                      $(2.7)                       0.1
                                       -----------------------    ---------------------     -----------------------

Total                                        $ 22.2                      $(4.9)                     $17.3
                                       =======================    =====================     =======================

The 2003 activity primarily consists of payments for lease commitments and miscellaneous store closing costs. The 2003 activity also includes the reversal of estimated lease commitment and other store closing costs of $1.1 million as these reserves were not needed. In addition, changes in estimates to lease commitment costs based on current negotiations has resulted in the increase to lease commitment costs of $1.3 million during the nine month period ended October 4, 2003.

6. Stock Incentive Plans

In accordance with the provisions of Financial Accounting Standards No. 123, the Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying condensed consolidated financial statements. The compensation cost that has been charged against income for restricted stock grants was $0.2 million and $0.3 million for the thirteen weeks ended October 4, 2003 and September 28, 2002, respectively, and $0.7 million and $1.5 million for the thirty-nine weeks ended October 4, 2003 and September 28, 2002, respectively. The following table illustrates the effect on net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for the thirteen and thirty-nine weeks ended October 4, 2003 and September 28, 2002:

                                            Thirteen week period ending       Thirty-nine week period ending
                                            October 4,     September 28,      October 4,     September 28,
(in thousands, except per share data)          2003             2002             2003             2002

------------------------------------------------------------------------------------------------------------
Net income:
     As reported ........................    $20,980          $18,280          $28,762          $29,006
     Deduct: Total stock-based
       employee compensation expense
       determined under the fair value
       based method for all awards, net
       of related tax effects ...........     (1,740)          (2,156)          (5,326)          (5,229)
                                          ------------------------------------------------------------------
     Pro forma ..........................    $19,240          $16,124          $23,436          $23,777

Net income per share of common stock:
     Basic:
       As reported ......................    $  0.47          $  0.42          $  0.65          $  0.69
       Pro forma ........................    $  0.44          $  0.37          $  0.53          $  0.57
     Diluted:
       As reported ......................    $  0.47          $  0.41          $  0.64          $  0.68
       Pro forma ........................    $  0.43          $  0.36          $  0.52          $  0.55

------------------------------------------------------------------------------------------------------------

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd

7. Guarantees

The Company has assigned property at one of its retail locations. Under such assignment, the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of October 4, 2003, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.1 million.

8. Recent Accounting Pronouncements

      In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's consolidated statement of earnings. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. Since the Company has entered into substantially all of its current vendor contracts prior to December 31, 2002, this issue will not have a material impact on the Company's fiscal 2003 consolidated financial statements. As vendor agreements are initiated or modified for fiscal 2004, the Company will apply the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company expects to treat certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds will be recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A, will be treated as a reduction of cost of inventory.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company was required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact the consolidated financial position or results of operations, although it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123 , "Accounting for Stock-Based Compensation"("SFAS No. 123"), and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and thirty-nine week periods ended October 4, 2003 and September 28, 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Company has evaluated FIN No. 46 and determined that this interpretation did not have a material impact on the Company's Condensed Consolidated Financial Statements as the Company has no variable interest entities.

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

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of October 4, 2003 and September 28, 2002, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 4, 2003 and September 28, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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


New York, New York
October 21, 2003

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

General

Linens 'n Things, Inc. (the "Company") is one of the leading national format retailers of home textiles, housewares and home accessories, carrying both national brand and private label goods. As of October 4, 2003, the Company operated 435 stores in 45 states and in four provinces across Canada.

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

Sales Returns: The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. As such, estimating sales returns requires management judgment. In preparing our financial statements the sales returns reserve was approximately $5.2 million, $5.5 million and $4.8 million as of October 4, 2003, January 4, 2003 and September 28, 2002, respectively.

Impairment of Assets: With the adoption of SFAS No. 142, the Company now reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. As of October 4, 2003, January 4, 2003 and September 28, 2002, the Company's net value for property and equipment was approximately $380.4 million, $348.4 million and $345.4 million, respectively, and goodwill was $18.1 million, as of October 4, 2003, January 4, 2003 and September 28, 2002.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

Store Closure Costs: For periods prior to the adoption of SFAS No. 146, the Company recorded estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that would be sold below cost, and other miscellaneous store closing costs, in the period in which management determined to close a store. Such estimates may be subject to change should actual costs differ. In the fourth quarter of fiscal 2001, the Company recorded a reserve of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of October 4, 2003, January 4, 2003, and September 28, 2002 the Company had $17.3 million, $22.2 million and $23.0 million, respectively, remaining related to this reserve. The Company has continued to negotiate lease buyouts or sublease agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not materially impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

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

The accrued obligation for these self-insurance programs was approximately $13.5 million, $9.5 million and $6.7 million as of October 4, 2003, January 4, 2003 and September 28, 2002, respectively.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

Results of Operations

Thirteen Weeks Ended October 4, 2003 Compared with Thirteen Weeks Ended September 28, 2002

Net sales for the thirteen weeks ended October 4, 2003 increased 11.1% to $602.8 million, up from $542.6 million for the same period last year. The increase in net sales is primarily the result of new store openings since September 28, 2002. At October 4, 2003, the Company operated 435 stores, including 17 stores in Canada, as compared with 380 stores, including 14 stores in Canada, at September 28, 2002. Store square footage increased 12.6% to 14.9 million at October 4, 2003 compared with 13.3 million at September 28, 2002. During the thirteen weeks ended October 4, 2003, the Company opened 21 stores and closed one store as compared with opening 14 stores and closing one store during the same period last year.

Comparable net sales increased 1.8% for the thirteen weeks ended October 4, 2003 compared with 1.8% for the same period last year. The increase in comparable net sales for the thirteen weeks ended October 4, 2003 is due primarily to an increase in customer traffic, but also reflects an increase in average transaction. The Company believes these improved sales results reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, expansion of the store inventory ownership program and the Company's focus on improving the customer shopping experience.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended October 4, 2003 was $241.9 million, or 40.1% of net sales, compared with $217.1 million, or 40.0% of net sales, for the same period last year, with the improvement in gross profit as a percent of net sales primarily due to an improvement in the management of markdowns. Gross profit for the 2003 first and second quarters was 40.1% and 40.8% of net sales, respectively, and gross profit for the 2002 first and second quarters was 38.7% and 40.9%, respectively. Gross profit in each period reflects the reclassification of certain expenses between SG&A and cost of sales. See Note 1 to the condensed consolidated financial statements.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended October 4, 2003 were $207.8 million, or 34.5%% of net sales, compared with $187.2 million, or 34.5% of net sales, for the same period last year. Store payroll costs increased in line with plan to support the Company's guest service initiatives while occupancy costs were de-leveraged reflecting net comparable sales performance, offset by leverage in corporate office expenses. SG&A expenses for the 2003 first and second quarters were 39.4% and 39.0% of net sales, respectively and SG&A for the 2002 first and second quarters was 36.7% and 38.8% of net sales, respectively. SG&A in each period reflects the reclassification of certain expenses between SG&A and cost of sales. See Note 1 to the condensed consolidated financial statements.

Operating profit for the thirteen weeks ended October 4, 2003 was $34.2 million, or 5.7% of net sales, compared with $30.0 million, or 5.5% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended October 4, 2003 decreased to $0.2 million from $0.4 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

The Company's income tax expense was $13.0 million for the thirteen weeks ended October 4, 2003, compared with $11.3 million for the same period last year. The Company's effective tax rate was 38.2% for both the thirteen weeks ended October 4, 2003 and September 28, 2002.

As a result of the factors described above, net income for the thirteen weeks ended October 4, 2003 was $21.0 million, or $0.47 per share on a diluted basis, compared with $18.3 million, or $0.41 per share on a diluted basis for the same period last year.

Thirty-Nine Weeks Ended October 4, 2003 Compared With Thirty-Nine Weeks Ended September 28, 2002

Net sales increased 10.0% to $1,607.0 million for the thirty-nine weeks ended October 4, 2003, up from $1,461.4 million for the same period last year, primarily as a result of new store openings since September 28, 2002. During the thirty-nine weeks ended October 4, 2003, the Company opened 53 stores and closed nine stores compared with opening 42 stores and closing five stores during the same period last year.

Comparable net sales for the thirty-nine weeks ended October 4, 2003 decreased 0.3% as compared with an increase of 2.6% for the same period last year. The decline in comparable net sales can be primarily attributed to a decline in consumer traffic as a result of the slowing economy in the first six months of fiscal 2003. Declines in comparable net sales for the textile business were partially offset by consistently good overall performance of the Company's functional housewares business.

Gross profit for the thirty-nine weeks ended October 4, 2003 was $648.5 million, or 40.4% of net sales, compared with $583.0 million, or 39.9% of net sales, for the same period last year. The increase in gross profit as a percent of net sales was primarily due to an improvement in the management of markdowns and the continued leverage for supply chain costs. See Note 1 to the condensed consolidated financial statements concerning reclassification of certain expenses between SG&A and cost of sales.

SG&A expenses for the thirty-nine weeks ended October 4, 2003 were $601.3 million, or 37.4% of net sales, compared with $534.2 million, or 36.6% of net sales, for the same period last year. The increase as a percentage of net sales is primarily

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

attributable to the de-leveraging of occupancy costs reflecting the decline in comparable store net sales performance. In addition, the Company recorded a charge of approximately $2.4 million in connection with the departure of the Company's president during the first quarter of 2003. See Note 1 to the condensed consolidated financial statements concerning reclassification of certain expenses between SG&A and cost of sales.

Operating profit for the thirty-nine weeks ended October 4, 2003 was $47.1 million, or 2.9% of net sales, compared with $48.8 million, or 3.3% of net sales, for the same period last year.

The Company incurred net interest expense of $0.6 million for the thirty-nine weeks ended October 4, 2003, compared with $1.8 million for the same period in 2002. The decrease in net interest expense is mainly due to lower average borrowings as well as lower interest rates.

The Company's income tax expense for the thirty-nine weeks ended October 4, 2003 was $17.8 million compared with $17.9 million for the same period last year. The Company's effective tax rate was 38.2% for both the thirty-nine weeks ended October 4, 2003 and September 28, 2002.

Net income for the thirty-nine weeks ended October 4, 2003 was $28.8 million, or $0.64 per share on a diluted basis, compared with $29.0 million, or $0.68 per share on a diluted basis, for the same period last year.

Liquidity and Capital Resources

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of October 4, 2003, the additional lines of credit included committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. The Company was in compliance with its covenants under the Credit Agreement as of October 4, 2003. The Company had no borrowings under the Credit Agreement and $3.2 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.5% as of October 4, 2003. The Company also had $71.6 million of letters of credit outstanding as of October 4, 2003, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount.

Net cash provided by operating activities for the thirty-nine weeks ended October 4, 2003 was $2.2 million compared with $13.2 million used in operating activities for the same period last year. The change was primarily attributed to a slower growth in inventory net of accounts payable, and an increase in deferred taxes due to the difference in the timing of recognizing certain inventory components for tax purposes, offset in part by the timing of accrued expense payments.

Net cash used in investing activities for the thirty-nine weeks ended October 4, 2003 was $70.3 million, compared with $65.8 million for the same period last year. The Company opened 53 new stores for the thirty-nine weeks ended October 4, 2003 compared with 42 new stores for the same period of last year. The Company currently estimates capital expenditures will be approximately $80 million to $85 million in fiscal 2003, primarily for an estimated 58 new stores, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the thirty-nine weeks ended October 4, 2003 was $4.0 million compared with $86.2 million for the same period last year. Short-term borrowing increased approximately $1.1 million and proceeds from common stock issued under stock incentive plans were $2.7 million for the thirty-nine weeks ended October 4, 2003. In

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

addition, the Company had a common stock offering of 3.3 million shares in the second quarter of fiscal 2002 that raised a net $95.8 million.

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

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise cold when recognized in the Company's Consolidated Statements of Earnings. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. Since the Company has entered into substantially all of its current vendor contracts prior to December 31, 2002, this issue will not have a material impact on the Company's fiscal 2003 consolidated financial statements. As vendor agreements are initiated or modified for fiscal 2004, the Company will apply the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company expects to treat certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds will be recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A, will be treated as a reduction of cost of inventory. Based on the Company's current evaluation, the estimated impact from the implementation of EITF 02-16 is expected to reduce diluted earnings per share on a non-cash basis by approximately $0.25 for fiscal 2004, which covers the period January 4, 2004 to January 1, 2005 as a result of delaying the recognition of vendor allowances until the related inventory is sold. The majority of this non-cash reduction in earnings per share will occur in the first two quarters of fiscal 2004. The Company currently expects SG&A on an annualized basis to increase by approximately 1.1% as a percent of sales as a result of this accounting change. This accounting change will have no impact on the Company's cash flows or the expected amount of funds to be received from vendors. In addition, following implementation of EITF 02-16, there will be no earnings impact in subsequent fiscal years other than for future net changes in such vendor allowances.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and thirty-nine week

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd periods ended October 4, 2003 and September 28, 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

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

Forward-Looking Statements

      The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target", "outlook", "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial and stores' performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry,

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, and our ability to successfully implement our strategic initiatives. If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002 and in our most recent Annual Report on Form 10-K and subsequent reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of October 4, 2003, the Company had no borrowings under the Credit Agreement and $3.2 million in borrowings under the additional lines of credit at a weighted-average interest rate of 4.5% (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Risk:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 17 stores in Canada as of October 4, 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

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

(a) EXHIBIT INDEX

      Exhibit
      Number    Description
      ------    -----------

      15        Letter re unaudited interim financial information

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      The Company furnished a Current Report on Form 8-K dated July 23, 2003 in reference to a press release dated July 23, 2003 reporting the Company's sales and earnings results for its second quarter ended July 5, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LINENS 'N THINGS, INC.
                               (Registrant)

                               By: /s/ William T. Giles
                               ----------------------------
                               William T. Giles
                               Executive Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: November 18, 2003