Form 10-K
period 2004-01-03
LINENS N THINGS INC
filed 2004-03-18
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
--------------------------------------------------------------------------------
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 778-1300


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

    ---------------------                    ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

                        YES  X                        NO
                            ---                          ---

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 3, 2003, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1,031 million. The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 15, 2004 was 45,045,859.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 2004 are incorporated by reference into Part II, and portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                        TABLE OF CONTENTS


FORM 10-K
ITEM NO.    NAME OF ITEM                                                                  PAGE

--------    ------------                                                                  ----
                                              PART I
Item 1.     Business.....................................................................   3
Item 2.     Properties...................................................................  10
Item 3.     Legal Proceedings............................................................  12
Item 4.     Submission of Matters to a Vote of
              Security Holders...........................................................  12

                                              PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........  13
Item 6.     Selected Financial Data......................................................  13
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.................................................................  13
Item 7A.    Quantitative and Qualitative Disclosures
              about Market Risk..........................................................  13
Item 8.     Financial Statements and Supplementary
              Data.......................................................................  14
Item 9.     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure.................................................................  14
Item 9A.    Controls and Procedures......................................................  14

                                              PART III
Item 10.    Directors and Executive Officers of
              the Registrant.............................................................  15
Item 11.    Executive Compensation.......................................................  15
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder Matters......................  15
Item 13.    Certain Relationships and Related
              Transactions...............................................................  15
Item 14.    Principal Accountant Fees and Services.......................................  15

                                              PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............  16


                                                 2

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Linens 'n Things, Inc., a Delaware corporation, and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 440 stores in 45 states and four Canadian provinces as of fiscal year end 2003. The Company's business strategy is to offer a broad selection of high quality brand-name as well as private label home furnishings merchandise at exceptional everyday values, to provide knowledgeable and friendly service and to maintain low operating costs. The Company's target customer, or guest, is a woman between the ages of 25 and 55 who is fashion and brand conscious, has good to better income, and focuses on the home as a reflection of her individuality.

     The Company is committed to providing its guests with a one-stop shopping destination for their home furnishing needs by offering a broad and deep selection of high quality, brand name "linens" (E.G., bedding, towels, window treatments and table linens) and "things" (E.G., housewares, home and decorative accessories) merchandise with a "won't be undersold" everyday low pricing strategy. As part of its strategic initiative to capitalize on customer demand for one-stop shopping destinations, the Company has balanced its merchandise mix from being driven primarily by the "linens" side of its business to a fuller selection of both "linens" and "things." The Company's extensive merchandise offering of over 25,000 SKUs in an average store enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. Nationally recognized brand names the Company offers include All-Clad, Braun, Calphalon, Conair, Croscill, Cuisinart, Henckels, Krups, KitchenAid, Liz Claiborne, Nautica, OXO, Wamsutta, Waverly and Yankee Candle. The Company also sells merchandise under its own private label, LNT Home, which is designed to supplement the Company's offering of brand name products by combining quality and value in a range of product offerings.

     The Company's store format features an efficient racetrack layout that offers a broad merchandise selection in a visually appealing, guest-friendly format. The Company has developed various store size formats, generally ranging from 25,000 to 50,000 gross square feet, which allow the Company to match the size of its stores with the market potential of each location. The Company's gross square footage was approximately 15.1 million as of fiscal year end 2003. The Company's stores are located predominately in power strip centers adjacent to complementary broad-based retail chains.

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

EXECUTIVES OFFICERS

     The following table sets forth information regarding the current executive officers of the Company:

     NAME                        AGE  POSITION
     ----                        ---  --------
     Norman Axelrod............. 51   Chairman and Chief Executive Officer

     William T. Giles........... 44   Executive Vice President, Chief Financial Officer

     Audrey Schlaepfer.......... 49   Executive Vice President, Chief Merchandising Officer

     Brian D. Silva............. 47   Senior Vice President, Human Resources, Administration and Corporate Secretary

     F. David Coder............. 45   Senior Vice President, Store Operations

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

     Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller. He was promoted to Vice President, Finance and Controller in 1994, was promoted to Vice President, Chief Financial Officer in 1997, was promoted to Senior Vice President, Chief Financial Officer in 2000 and was promoted to Executive Vice President, Chief Financial Officer in 2003. From 1981 to 1990, Mr. Giles was with PriceWaterhouse LLP. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants. He graduated from Alfred University with a B.A. in Accounting and Management.

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

     Mr. Coder joined Linens 'n Things in 1989 as Regional Manager - Mid-Atlantic region. He was promoted to Vice President in 1994, was promoted to Vice President of Stores - Eastern Zone in 1995, and was promoted to Senior Vice President - Store Operations in 2001. Prior to joining Linens 'n Things, Mr. Coder held various store management positions including Market Manager at Branden's, a Division of Dayton-Hudson, and Regional Merchandise Manager at Montgomery Wards.

BUSINESS STRATEGY

     The Company's business strategy is to offer a broad and deep selection of high quality, brand name merchandise at exceptional everyday values, provide knowledgeable and guest-friendly service and maintain low operating costs. Key elements of the Company's business strategy are:

     OFFER A BROAD SELECTION OF QUALITY HOME FURNISHINGS AT EXCEPTIONAL EVERYDAY VALUES. Linens 'n Things' merchandising strategy is to offer a breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at exceptional everyday values. The Company's store format enables it to offer broader product and brand selection than traditional retailers that sell home furnishings. The Company offers virtually all of the national home furnishings brand names carried by major department stores, as well as many other products and brands. Many national brands offered by the Company are not available at mass merchandisers or off-price retailers. The Company believes that these strategies enhance its reputation as a value leader and build guest loyalty, while providing a one-stop shopping destination for the guests' home furnishing needs.

Merchandise and sample brands offered in each major department are highlighted below:


          DEPARTMENT                        ITEMS SOLD                      SAMPLE BRANDS
          ----------                        ----------                      -------------
     Bath                     Towels, shower curtains, waste baskets,       Nautica, Wamsutta
                              hampers, bathroom rugs and wall hardware      and Waverly

     Home Accessories         Decorative pillows, napkins, tablecloths,     Colonial Candle, Umbra,
                              placemats, lamps, gifts, picture frames,      Waverly and Yankee Candle
                              candles and framed art

     Housewares               Cookware, cutlery, kitchen gadgets, small     All-Clad, Black & Decker,
                              electric appliances (such as blenders and     Braun, Calphalon, Circulon,
                              coffee grinders), dinnerware, flatware        Cuisinart, Farberware,
                              and glassware                                 Henckels, KitchenAid, Krups
                                                                            and OXO

     Storage and Cleaning     Closet-related items (such as hangers,        Euro-Pro, Hoover, Rowenta and
                              organizers and shoe racks), cleaning and      Rubbermaid
                              laundry care products

     Top of the Bed           Sheets, comforters, comforter covers,         Croscill, Fieldcrest,
                              bedspreads, bed pillows, blankets and         Liz Claiborne, Nautica,
                              mattress pads                                 Wamsutta and Waverly

     Window Treatment         Curtains, valances and window hardware        Croscill, Nautica, Wamsutta
                                                                            and Waverly

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

     The Company's stores feature a racetrack layout, enabling the guest to visualize and purchase fully coordinated and accessorized ensembles. The Company's store format is designed to save the guest time by having merchandise visible and accessible on the selling floor.

     The Company offers amenities that encourage guest loyalty, including its private label credit card, which gives cardholders advance notice of promotions, exclusive discounts, and the benefit of a purchase-based rewards program. The Company delivers shop-at-home convenience through its toll-free number and its WWW.LNT.COM e-commerce site. Upgraded and re-launched in September 2003, WWW.LNT.COM now provides more content, better navigation capabilities and improved bridal and gift registry tools.

     MAINTAIN LOW OPERATING COSTS. A cornerstone of the Company's business strategy is its commitment to maintain low operating costs. In addition to savings realized through sales volume efficiencies, operational efficiencies are expected to be achieved through the use of integrated management information systems and the utilization of the Company's distribution centers.

STRATEGY

     The Company's strategy is to continue to expand its store base, while enhancing operating performance.

     STORE BASE. The Company currently plans to seek to increase market share in existing geographic markets and to penetrate new geographic markets where the Company believes it can become a leading operator of specialty home furnishing stores. From the end of 1998 to the end of 2003, the Company increased its gross square footage to 15.1 million square feet by growing its store base from

196 to 440 stores. During 2004, the Company expects to open between 45 to 50 new stores. The Company selects markets for new stores based on demographic factors such as income levels, population and number of households. The Company generally seeks to operate stores in geographic trading areas with at least 200,000 people within a ten-mile radius and with demographic characteristics that match its target profile. Because of its flexible store size format, the Company is also able to enter into and operate in smaller markets where specialty home furnishing retailers are often under-represented.

     COMPARABLE NET SALES. The Company continues to seek to favorably impact comparable net sales by attracting more first-time guests to its stores, and by increasing the frequency of visits per guest and the dollar amount of each guest transaction. The Company believes that the best method to accomplish these goals is to improve upon and emphasize our reputation as a superior one-stop shopping destination for home furnishings. The Company continually introduces new merchandise categories to create a varied product portfolio that it believes will attract new guests and increase guest visits. For example, the Company introduced a number of stylish, high-quality brands, adding textiles from Liz Claiborne, branded electronics from the Sharper Image, and candles from Colonial Candle. The Company also continues to differentiate itself from competitors, launching two new lines of exclusive branded products. These include a new collection of high-fashion textiles that bear the Trading Spaces brand, and a selection of Waverly designs and fabrics developed specifically for Linens 'n Things. At the same time, the Company expanded its private label LNT Home product line, increasing its offering of existing items. The Company periodically re-styles its stores to incorporate new merchandise offerings and to emphasize its fastest growing product categories.

     OPERATING MARGIN AND EFFICIENCY. The Company believes there continues to be opportunities to improve gross margin by continuing to use its purchasing power, increasing the penetration of its proprietary merchandise and using its centralized distribution network and management information systems. The Company anticipates that these improvements to gross margin will be partially offset by initiatives to increase comparable net sales. The Company's investments in its centralized distribution and in-store technology have resulted in more efficient inventory procedures at the store level, enabling its sales associates to better service its guests.

     INCREASE PRODUCTIVITY OF EXISTING STORE BASE. The Company believes the following initiatives impact its net sales per square foot and inventory turnover ratios:

     MERCHANDISE MIX AND PRESENTATION. The Company has developed a number of strategic initiatives to stimulate growth of textiles including offering new products, improving quality assortments and increasing the strength of value offerings. Further, the Company continues to increase sales in its "things" merchandise.

     In addition, the Company intends to continue improving its merchandising presentation techniques, space planning and store layout in order to seek to further improve the productivity of its existing and future store locations. The Company periodically restyles its stores to incorporate new offerings and realigns its store space with its growth segments. The Company expects that the addition of in-store guest services, such as functionality improvements in bridal and gift registry, and web access, will position it further to improve its store productivity.

     OPERATING EFFICIENCIES. As part of its strategy to increase operating efficiencies, the Company has invested significant capital in building a centralized infrastructure, including its three company-operated distribution centers and a management information system, which it believes will allow it to endeavor to maintain low operating costs as it pursues its store expansion strategy. The warehouse portion of the distribution centers provides the Company flexibility to manage safety stock and inventory flow. The Company's ability to effectively manage its inventory is also positively impacted by a centralized merchandising management team and its sophisticated management information systems, which allow the Company to monitor and balance inventory levels.

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

     DEPARTMENT STORES: This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co., Dillard Department Stores, Inc., the department store chains operated by Federated Department Stores, Inc. and The May Department Store Company. These retailers offer name brand merchandise as well as their own private label furnishings. Department stores also offer certain designer merchandise, such as Ralph Lauren, which is not generally distributed through the specialty and mass merchandise distribution channels. In general, the department stores offer a more limited selection of merchandise than the Company. The prices offered by department stores during off-sale periods generally are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

     MASS MERCHANDISERS: This category includes companies such as Wal-Mart Stores, Inc. and the Target Stores division of Target Corporation. Fashion home furnishings generally represent only a small portion of the total merchandise sales in these stores; however, this channel of distribution consumes the largest portion of home furnishings sales. The Company's competitive advantage is that these stores generally offer a more limited merchandise selection with fewer high quality name brands and lower quality merchandise at lower price points. In addition, these mass merchandisers typically have more limited customer service staffing than the Company.

     SPECIALTY STORES/RETAILERS: This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc. and Home Goods, a division of TJX Companies, Inc. and smaller format retailers such as Crate & Barrel and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 25,000 to 70,000 gross square feet and offer a home furnishing merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy the customer's household needs. The smaller format retailers offer a narrow assortment within a specific niche and generally range in size from 2,000 to 20,000 gross square feet.

     OTHER RETAILERS: This category includes mail order retailers, such as Domestications, off-price retailers, such as Kohl's Corporation, the T.J. Maxx and Marshall's divisions of the TJX Companies, Inc. and smaller local retail stores. Both mail order retailers and smaller local retailers generally offer a more limited selection of merchandise. Off-price retailers typically offer closeout or out of season name brand merchandise at competitive prices.

PRODUCTS AND MERCHANDISING

     The Company offers quality home textiles, housewares and home accessories at exceptional everyday values. The Company's extensive merchandise offering of over 25,000 SKUs in an average store enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position. This presentation of merchandise enhances the guest's impression of a dominant selection of merchandise in an easy-to-shop environment. The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of its pricing strategy. This is an important factor in establishing its reputation as a value leader and in helping to build guest loyalty.

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

     To reach its guests, the Company primarily uses full color preprints to best represent the full range of offerings in the stores. These are supplemented by other on-going direct marketing initiatives. In addition, the Company utilizes its proprietary marketing database to track the buying habits of its guests. Grand opening promotional events are designed to support new stores, particularly those located in new markets.

PURCHASING AND SUPPLIERS

     The Company purchases its merchandise from approximately 1,000 suppliers. In fiscal 2003, the Company purchased a significant number of products from key suppliers of which none represents more than 10% of the Company's purchase volume. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

COMPANY OPERATIONS

     DISTRIBUTION. The Company currently operates three distribution centers: the Greensboro facility in North Carolina, the Swedesboro facility in New Jersey and the Shepardsville facility in Kentucky. The Company also uses third party logistics companies to supplement its distribution centers. The Company believes the utilization of the centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores, and improved information flow. The Company believes strong distribution support for its stores is a critical element in its growth strategy and is central to its ability to maintain a low cost operating structure.

     The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to nearly all of its suppliers. The Company plans to continue its efforts to ship as much merchandise through the distribution centers as possible to ensure all benefits of the Company's logistics strategy are fully leveraged. Continued growth will also facilitate new uses of electronic data interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third-party freight carriers to ship its merchandise from the distribution centers to its stores.

     MANAGEMENT INFORMATION SYSTEMS. The Company continually evaluates and upgrades its management information systems to enhance the quantity, quality and timeliness of information available to management. The Company believes its management information systems have fully integrated the Company's stores, headquarters and distribution process. Over the last several years, the Company has made significant investments in technology to improve guest service such as Internet and online bridal and gift registry tools. Linens 'n Things operates an IBM AS/400 management information system which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. Information obtained from management information systems results in automatic inventory replenishment in response to specific requirements of each store, thereby improving in-stock positions and enhancing guest service. The Company also utilizes hand-held scanners with inventory status and price look-up capabilities, which allow the Company's sales associates to remain accessible to guests on the selling floor.

     STORE MANAGEMENT AND OPERATIONS. The Company places a strong emphasis on its people, their development and their opportunity for advancement, and is committed to maintaining a high internal promotion rate. The Company's practice is to open each new store with a seasoned management team, which usually includes managers who have significant experience with the Company. Additionally, the Company's structured management training program requires that each new manager learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning. This is complemented at the sales associate level with in-store product seminars and store systems training. The Company believes that its policy of promoting from within, as well as the opportunities for advancement from its store expansion program, serves as incentives to attract and retain quality individuals.

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

EMPLOYEES

     As of January 3, 2004, the Company employed approximately 17,200 individuals, of whom approximately 8,000 were full-time employees and 9,200 were part-time employees. None of the Company's employees is represented by a union, and the Company believes that it has a good relationship with its employees.

COMPETITION

     The home furnishings market, in which the Company operates, is highly fragmented and intensely competitive. The Company competes with many different types of retailers, including department stores, mass merchandisers and discounters, specialty retail stores, mail order and other retailers. Some of the Company's competitors sell many of the same items and brands that the Company sells. The Company believes that its ability to compete successfully in its market is influenced by several factors, including price, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, guest service and superior store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

TRADE NAMES AND SERVICE MARKS

     The Company uses "Linens 'n Things" and "LNT" as trademarks and as service marks in connection with retail services. The Company has registered the "Linens 'n Things" and "LNT" marks with both the United States Patent and Trademark Office and the Canadian Intellectual Property Office. The Company believes that the name "Linens 'n Things" and its related marks are important elements of its business.

FOREIGN SALES

     The Company's current international business is concentrated in Canada. Sales outside the United States accounted for approximately 4% of total sales in fiscal 2003 and approximately 3% of total sales in fiscal 2002 and fiscal 2001. During the last three years, less than 5% of the Company's long-lived assets have been located outside of the United States.

AVAILABLE INFORMATION

     The Company makes available free of charge through its website, WWW.LNT.COM, all materials that it files electronically with the SEC, including the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing or furnishing such materials with the SEC.

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

     A copy of the Company's Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are posted on the Company's website, WWW.LNT.COM, under "Investor Relations," and are available in print to any shareholder who requests copies by contacting Brian D. Silva, Senior Vice President, Human Resources, Administration and Corporate Secretary at the Company's principal executive offices set forth above.

ITEM 2.  PROPERTIES

     The Company operates in one segment, the retail industry. The Company leases its corporate headquarters, which is located at 6 Brighton Road, Clifton, New Jersey. As of January 3, 2004 the Company operated 440 retail stores in 45 states and four Canadian provinces. The Company's stores generally range in size from 25,000 to 50,000 gross square feet. The Company's stores are predominately located in power strip centers containing other complementary broad-based retail chains. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and most of the leases provide for one or more renewal options ranging from 5 to 15 years at increased rents. Some of the leases provide for scheduled rent increases and some of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS Corporation, formerly the Company's parent company, guarantees certain stores' leases that were entered into prior to the Company's 1996 initial public offering (IPO). Following the IPO, CVS no longer entered into commitments to guarantee future leases on behalf of the Company.

     The Company owns its distribution center in Greensboro, North Carolina, and leases its distribution centers in Swedesboro, New Jersey, and Shepardsville, Kentucky. Combined total square footage for these three Company-operated distribution centers is approximately 1.2 million. Both the New Jersey and Kentucky distribution centers can be expanded.

     The table below sets forth the number and location of stores in the United States as of January 3, 2004:


      STATE                 NUMBER OF STORES          STATE                 NUMBER OF STORES
      -----                 ----------------          -----                 ----------------
      Alabama                      5                  Nebraska                     2
      Arizona                     12                  Nevada                       3
      Arkansas                     3                  New Hampshire                5
      California                  49                  New Jersey                  18
      Colorado                    11                  New Mexico                   3
      Connecticut                 13                  New York                    26
      Delaware                     1                  North Carolina              14
      Florida                     28                  North Dakota                 1
      Georgia                     16                  Ohio                        13
      Idaho                        1                  Oklahoma                     2
      Illinois                    21                  Oregon                       7
      Indiana                      7                  Pennsylvania                12
      Kansas                       3                  Rhode Island                 3
      Kentucky                     4                  South Carolina               5
      Louisiana                    5                  Tennessee                    7
      Maine                        3                  Texas                       40
      Maryland                     4                  Utah                         1
      Massachusetts               19                  Vermont                      1
      Michigan                    12                  Virginia                    12
      Minnesota                    5                  Washington                  11
      Mississippi                  1                  West Virginia                1
      Missouri                     6                  Wisconsin                    5
      Montana                      2

     The table below sets forth the number and location of stores in Canada as of January 3, 2004:

      PROVINCE                      NUMBER OF STORES
      --------                      ----------------

      Alberta                               5
      British Columbia                      5
      Ontario                               6
      Manitoba                              1

     The following table sets forth information concerning our store expansion program during the past five years:

                                            TOTAL SQUARE FOOTAGE
                                               (IN THOUSANDS)              STORE COUNT
                                         -----------------------------------------------------
    FISCAL       STORE       STORE
     YEAR      OPENINGS     CLOSINGS      BEGIN YEAR     END YEAR     BEGIN YEAR    END YEAR
     ----      --------     --------      ----------     --------     ----------    --------
     1999         43           9             6,487         7,925          196          230
     2000         57           4             7,925         9,836          230          283
     2001         63           3             9,836        11,980          283          343
     2002         55           7            11,980        13,607          343          391
     2003         58           9            13,607        15,106          391          440

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 3, 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At January 3, 2004 there were approximately 12,203 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

     FOR FISCAL 2003                                      HIGH      LOW
     ---------------                                      ----      ---
      First Quarter...................................   $23.98   $19.49
      Second Quarter..................................   $24.93   $19.27
      Third Quarter...................................   $29.31   $23.78
      Fourth Quarter..................................   $30.45   $24.64

     FOR FISCAL 2002                                      HIGH      LOW
     ---------------                                      ----      ---
      First Quarter...................................   $32.55   $24.17
      Second Quarter..................................   $37.55   $28.60
      Third Quarter...................................   $32.70   $18.09
      Fourth Quarter..................................   $25.44   $15.05

     The Company paid no dividends on its common stock in fiscal 2003 and 2002. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility currently limits the amount of cash dividends. See "Management's Discussion and Analysis--Liquidity and Capital Resources" under Item 7.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the Five-Year Financial Summary appearing on page 12 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 2004.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 13 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 2004.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to page 19 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 2004 under the heading "Management's Discussion and Analysis - Market Risk Disclosure".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial information required by this Item are incorporated by reference to pages 24 through 39 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 2004. These financial statements are indexed under Item 15(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


ITEM 9A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

     The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal controls over financial reporting in the Company's 2003 fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the Company's 2004 Proxy Statement and is incorporated by reference herein. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's 2004 Proxy Statement is also incorporated by reference herein. See
Part I, Item 1 of this Form 10-K for information regarding the Company's executive officers.

     The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to the Company's chief executive officer, principal financial officer, principal accounting officer, and to all other Company directors, officers and employees. The Code of Ethics is available on the Company's website, WWW.LNT.COM, under "Investor Relations." A waiver from any provision of the Code of Ethics for executive officers and directors may only be granted by the Board of Directors and any such waiver in favor of a director or executive officer will be publicly disclosed. The Company will disclose any future substantive amendments to the Code of Ethics, and any such waiver from the Code of Ethics granted to the Company's chief executive officer, principal financial officer and principal accounting officer as well as any other executive officers or directors, on the Company's website, WWW.LNT.COM, under "Investor Relations."

     The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption "Information Regarding Board Committees" in the Company's 2004 Proxy Statement and such information is incorporated by reference herein.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, under the headings "Director Compensation; Attendance" and "Executive Compensation," other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, under the heading "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will, if applicable, be included in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, and, if so included, is incorporated by reference in this Item.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information regarding principal accountant fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountants is set forth under the caption "Independent Auditor" in the Company's 2004 Proxy Statement and such information is incorporated by reference herein.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.


1.   FINANCIAL STATEMENTS:

     The following Financial Statements are incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended January 3, 2004:

                                                                                     PAGES IN ANNUAL REPORT
                                                                                        TO SHAREHOLDERS
                                                                                     ----------------------
Consolidated Statements of Operations -
for the fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001..          24

Consolidated Balance Sheets -
as of January 3, 2004 and January 4, 2003..........................................          25

Consolidated Statements of Shareholders' Equity -
for the fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001..          26

Consolidated Statements of Cash Flows -
for the fiscal years ended January 3, 2004, January 4, 2003 and December 29, 2001..          27

Notes to Consolidated Financial Statements.........................................          28 through 37

Management's Responsibility for Financial Reporting................................          38

Independent Auditors' Report.......................................................          39

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

    10.5     Employment Agreement with Brian Silva*5
    10.6     Employment Agreement with William T. Giles *5
    10.7     Employment Agreement with Audrey Schlaepfer*8
    10.8     Split Dollar Agreement and Collateral Assignment between the Registrant and
             Norman Axelrod*4
    10.9     1996 Incentive Compensation Plan*1
    10.10    1996 Non-Employee Director Stock Plan*1
    10.11    Supplemental Executive Retirement Plan*4
    10.12    2000 Stock Award and Incentive Plan*7
    10.13    Deferred Compensation Plan*11
    10.14    LNT Broad-Based Equity Plan*10
    10.15    Credit Agreement dated as of October 20, 2000, as amended on June 21, 2002 among the Registrant, Fleet Bank and the lenders signatory thereto6,9,12
    10.16    Employment Agreement with F. David Coder*13
    13       Portions of the Annual Report to Shareholders for 2003 fiscal year**2
    21       List of Subsidiaries2
    23a      Consent of KPMG LLP2
    31.1     Certification by Norman Axelrod, Chairman and Chief Executive Officer2
    31.2     Certification by William T. Giles, Executive Vice President and Chief Financial Officer2
    32       Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
             to Section 906 of the Sarbanes-Oxley Act of 2002 2

-----------------------------------------------------------------------------------------------------
1    Incorporated by reference to the Exhibits filed with the Company's Registration Statement on
     Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

2    Filed with this Form 10-K.

3    Incorporated by reference to Current Report on Form 8-K filed on May 6, 1999.

4    Incorporated by reference to Current Report on Form 8-K filed on March 27, 2000.

5    Incorporated by reference to Current Report on Form 8-K filed on March 29, 2001.

6    Incorporated by reference to Current Report on Form 8-K filed on November 6, 2000.

7    Incorporated by reference to Registration Statement on Form S-8 filed on August 2, 2000
     (File No. 333-42874).

8    Incorporated by reference to Current Report on Form 8-K filed on March 26, 2002.

9    Incorporated by reference to Quarterly Report on Form 10-Q filed on November 13, 2001.

                                                  17


10   Incorporated by reference to Registration Statement on Form S-8 filed on June 14, 2001
     (File No. 333-62984).

11   Incorporated by reference to Registration Statement on Form S-8 filed on June 2, 1998
     (File No. 333-55803).

12   Incorporated by reference to Current Report on Form 8-K filed on September 18, 2002.

13   Incorporated by reference to Current Report on Form 8-K filed on February 27, 2004.
-----------------------------------------------------------------------------------------------------
*    Management contract or compensatory plan or arrangement.

**   With the exception of the information incorporated by reference to the Annual Report to
     Shareholders in Items 6, 7, 7A, and 8 of Part II and Item 15 of Part IV of this Form 10-K, the
     Annual Report to Shareholders is not deemed filed as part of this Form 10-K.




(b)  Reports on Form 8-K:

     The Company furnished a Current Report on Form 8-K dated October 22, 2003 in reference to a press release dated October 22, 2003 reporting the Company's sales and earnings results for its third quarter ended October 4, 2003.





                                                18

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Linens 'n Things, Inc.
                                          (Registrant)

                                          By: /s/ Norman Axelrod
                                              ---------------------
                                              Norman Axelrod
                                              Chairman and Chief Executive
                                              Officer
Dated: March 18, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.


              Signature                         Title                      Date
              ---------                         -----                      ----

      /s/ Norman Axelrod
      -------------------------     Chairman and Chief                 March 18, 2004
      Norman Axelrod                Executive Officer

      /s/ Philip E. Beekman
      -------------------------     Director                           March 18, 2004
      Philip E. Beekman

      /s/ Harold F. Compton
      -------------------------     Director                           March 18, 2004
      Harold F. Compton

      /s/ Stanley P. Goldstein
      -------------------------     Director                           March 18, 2004
      Stanley P. Goldstein

      /s/ Morton E. Handel
      -------------------------     Director                           March 18, 2004
      Morton E. Handel

      /s/ Robert Kamerschem
      -------------------------     Director                           March 18, 2004
      Robert Kamerschem

      /s/ William T. Giles
      -------------------------     Executive Vice President,          March 18, 2004
      William T. Giles              Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


FIVE-YEAR FINANCIAL SUMMARY (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)

FISCAL YEAR ENDED (1)                             JANUARY 3,        JANUARY 4,       DECEMBER 29,      DECEMBER 30,       JANUARY 1,
                                                     2004              2003            2001 (2)           2000               2000
------------------------------------------------------------------------------------------------------------------------------------
Income statement data:
   Net sales.................................     $2,395,272        $2,184,716       $1,823,803        $1,572,576        $1,300,632
   Operating profit..........................        121,953           114,269           52,480           107,092            84,552
   Net income ...............................         74,825            69,246           29,749            64,937            52,052
   Net income per share - basic..............     $     1.69        $     1.63       $     0.73        $     1.63        $     1.32
   Basic weighted-average shares
       outstanding...........................         44,247            42,428           40,508            39,785            39,339
   Net income per share - diluted............     $     1.67        $     1.60       $     0.72        $     1.60        $    1.27
   Diluted weighted-average shares
       outstanding...........................         44,869            43,314           41,193            40,712            40,907

Balance sheet data:
   Total assets..............................     $1,335,273        $1,150,481       $  927,439        $  821,557        $  679,916
   Working capital(3)........................        462,962           373,488          228,078           226,694           181,380
   Shareholders' equity......................     $  761,719        $  668,721       $  498,215        $  458,994        $  383,962

Selected operating data:
   Number of stores..........................            440               391              343               283               230
   Total gross square footage (000's)........         15,106            13,607           11,980             9,836             7,925
   Increase (decrease) in comparable net
     sales...................................           1.3%              3.1%           (2.4%)              3.7%              5.4%


1    Fiscal year 2003 was a 52-week period. Fiscal year 2002 was a 53-week period. Fiscal years 1999 through 2001 were 52-week periods.
2    Fiscal 2001 operating results include non-comparable restructuring and asset impairment and litigation charges of $41.8 million pre-tax ($26.2 million after-tax), or $0.64 per share on a fully diluted basis. See "Management's Discussion and Analysis of
     Financial Condition and Results of Operations - Fiscal Year Ended January 4, 2003 Compared With Fiscal Year Ended December 29,
     2001 - 2001 Restructuring and Asset Impairment Charge and 2001 Litigation Charge."
3    Working capital represents current assets less current liabilities.


                                                               F-1



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION



     Linens 'n Things, Inc. (the "Company") is one of the leading national format specialty retailers. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods. During fiscal 2003, the Company opened 58 new stores and closed nine stores, increasing its total net square footage by 11%
to approximately 15.1 million. As of January 3, 2004, the Company operated 440 stores in 45 states and in four provinces across
Canada.

     The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto. Certain expense items, primarily inventory shrinkage, have been reclassified between both cost of sales and selling, general and administrative expenses for all periods presented. These reclassifications increased cost of sales and decreased selling, general and administrative expenses by equal amounts with no impact on operating profit for any of the periods presented. Net sales consist of gross sales to customers net of returns, discounts and incentives. Provisions for estimated future sales returns are recorded in the period that the related sales are recorded. The Company determines the amount of provision based on historical information. Sales discounts, coupons and other similar incentives are recorded as a reduction of sales revenue in the period when the related sales are recorded.

OVERVIEW OF BUSINESS

     Net sales increased 9.6% to $2.4 billion in fiscal 2003 compared to $2.2 billion in fiscal 2002. At the same time, the Company experienced steady improvement in its quarterly comparable net sales performance throughout the year, with the fourth quarter representing the best comparable net sales performance in two years at 4.7%. For fiscal year 2003, comparable net sales increased
1.3%. For the year 2003, the Company's fiscal earnings per share on a fully diluted basis increased to $1.67 compared with $1.60 for fiscal 2002. On the balance sheet side, the Company improved it's financial position, increasing its year-end cash position by $49.4 million. In addition, throughout the year, the Company continued to place an emphasis on maintaining its in-stock position, particularly in its core categories, which demonstrated continued strength.

     In reviewing the Company's sales performance by category, the Company's "things" business (e.g., housewares and home accessories) had strong sales growth throughout the year. Strength in the "things" business during fiscal 2003 was led by the functional housewares business, which benefited from new product introductions. Although the Company's textile business continued to face the same challenges experienced throughout the industry, the Company made improvements in its textiles business during fiscal
2003 with the introduction of new brands and upgraded assortments.

     The Company uses a number of key indicators of financial condition and operating performance to evaluate the performance of its business, including the following:


                                -----------------------------------------------------------
                                      KEY PERFORMANCE INDICATOR      FISCAL YEAR ENDED (1)
                                                                   ------------------------
                                                                    2003     2002    2001
                                -----------------------------------------------------------
                                Net sales growth                       9.6%   19.8%   16.0%
                                -----------------------------------------------------------
                                Comparable net sales growth            1.3%    3.1%  (2.4%)
                                -----------------------------------------------------------
                                Net sales per average square foot      $167    $171    $168
                                -----------------------------------------------------------
                                Average net sales per store (in
                                millions)                              $5.7    $5.9    $5.8
                                -----------------------------------------------------------
                                Gross profit as a % of net sales      40.3%   40.0%   39.6%
                                -----------------------------------------------------------
                                SG&A as a  % of net sales             35.2%   34.8%   34.6%
                                -----------------------------------------------------------
                                SG&A per average square foot         $58.60  $59.40  $58.30
                                -----------------------------------------------------------
                                Operating profit as a % of net
                                sales                                  5.1%    5.2%    2.9%
                                -----------------------------------------------------------
                                Net income as a % of net sales         3.1%    3.2%    1.6%
                                -----------------------------------------------------------
                                Diluted earnings per share            $1.67   $1.60   $0.72
                                -----------------------------------------------------------
                                Inventory turnover                      2.1     2.2     2.2
                                -----------------------------------------------------------
                                Inventory per square foot            $46.47  $45.22  $41.09
                                -----------------------------------------------------------
                                Square footage growth                   11%     14%     22%
                                -----------------------------------------------------------


1    Fiscal years 2003 and 2001 were 52-week periods. Fiscal year 2002 was a 53-week period.



     During fiscal 2003, the Company continued to focus on several strategic initiatives that have been aimed at improving sales productivity and enhancing the guest shopping experience. These initiatives are at various stages of implementation and will remain a focus for the Company in fiscal 2004. These initiatives are:

     IMPROVING THE GUEST EXPERIENCE - The Company continued its commitment to providing an improved guest shopping experience. By focusing on providing knowledgeable sales assistance in its stores, complemented with training and personnel development programs designed to attract and retain qualified employees, the Company is well positioned to provide superior guest service.
     As a means to determine the effectiveness of these efforts, the Company utilizes a performance measurement tool that allows its guest to provide direct feedback at every one of its store locations. This measurement tool, which was implemented in fiscal
     2002, provides rapid and specific feedback that has enabled the Company's sales team to improve their performance. Overall, the Company believes it is providing a better store shopping experience for its guests as the Company's guest service scores have improved over the prior year. The Company's guest service initiative also extended to its e-commerce site, lnt.com, which was upgraded in fiscal 2003. The site now provides better navigation capabilities, an expanded product selection and improved gift registry tools. The Company also offers its private-label credit card, which gives cardholders advance notice of promotions, exclusive discounts and a purchase-based rewards program.

     MAINTAIN INVENTORY IN-STOCK POSITION - The Company maintained a strong in-stock position throughout the year, particularly on its core merchandise items as well as advertised merchandise. These improvements for fiscal 2003 were achieved through implementing more dynamic inventory metrics that enable the Company to evaluate specific stock levels at individual stores on a regular basis, as opposed to merely measuring total levels across the entire chain. In addition, the Company has continually enhanced and upgraded its replenishment and supply chain systems to optimize inventory flow. As of the fourth quarter of fiscal
     2003, inventory per square foot increased approximately 2.8% to $46.47 as of January 3, 2004 from $45.22 as of January 4, 2003, while the Company's comparable net sales increased 4.7% for the fourth quarter of fiscal 2003.

     EXPANDING THE STORE INVENTORY OWNERSHIP PROGRAM - In fiscal 2003, the Company expanded its store inventory ownership program to approximately half of the chain. This program provides store managers more authority over the balance of their own merchandise assortment. During 2003, the Company added additional field level support to train and develop store personnel transitioning to this program. Based on results achieved, the Company will further expand this program with a majority of the chain operating under this program by the end of fiscal 2004.

     ENHANCING THE MERCHANDISE ASSORTMENT PROCESS - During fiscal 2003, the Company continued its efforts to improve its inventory productivity by refining its overall merchandise assortment in favor of carrying a more clearly delineated assortment of products. As a result of implementing this process, the Company has been successful in eliminating item duplication in select categories, while expanding the breadth of its overall product assortment. Additionally, the Company continues to focus on varying its product assortment based on the preferences and needs of its guests in particular geographic locations. While still in an early phase of development, the Company believes the enhancements being made to the merchandise assortment process will improve productivity.


CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales for certain items included in the


Company's Consolidated Statements of Operations for the 52 weeks ended January 3, 2004 ("fiscal 2003"), 53 weeks ended January 4,
2003 ("fiscal 2002") and 52 weeks ended December 29, 2001 ("fiscal 2001"):


                                                               JAN. 3,      JAN. 4,     DEC. 29,
                                FISCAL YEAR ENDED               2004         2003         2001
                                -----------------------------------------------------------------
                                PERCENTAGE OF NET SALES
                                Net sales......................  100.0%       100.0%       100.0%
                                Cost of sales, including
                                    buying and distribution
                                    costs......................   59.7         60.0         60.4
                                                               --------    ---------    ---------
                                Gross profit...................   40.3         40.0         39.6
                                Selling, general and
                                    administrative expenses....   35.2         34.8         34.6
                                Restructuring and asset
                                    impairment charge..........     --           --          1.9
                                Litigation charge..............     --           --          0.2
                                                               --------    ---------    ---------
                                Operating profit...............    5.1          5.2          2.9
                                Interest expense, net..........     --          0.1          0.2
                                                               --------    ---------    ---------
                                Income before income taxes.....    5.1          5.1          2.7
                                Provision for income taxes.....    2.0          1.9          1.1
                                                               --------    ---------    ---------
                                Net income.....................    3.1%         3.2%         1.6%
                                                               ========    =========    =========

FISCAL YEAR ENDED JANUARY 3, 2004 COMPARED WITH FISCAL YEAR ENDED JANUARY 4, 2003

NET SALES

     The Company's core business strategy is to offer a broad and deep selection of high quality brand name "linens" (e.g., bedding, towels and table linens) and "things" (e.g., housewares and home accessories) merchandise. For fiscal 2003, net sales of "linens"
merchandise increased approximately 6% over the prior year, while net sales of "things" increased approximately 13% over the prior year. The increase in net sales for "things" merchandise primarily resulted from the continued expansion of product categories within the "things" business and its continued strength in its functional housewares business. During fiscal 2003, the Company made improvements to its textile business by introducing new brands and upgraded assortments.

     The Company continued to leverage its supply chain costs as well as increase the penetration of its proprietary merchandise, which now accounts for approximately 17% of fiscal 2003 sales. The Company's proprietary product is an important point of differentiation from its competitors, providing its guest with high value merchandise in categories that the Company believes are underserved by national brand names.

     Net sales for fiscal 2003 (52 weeks) were $2,395.3 million, an increase of 9.6% over fiscal 2002 (53 weeks) net sales of
$2,184.7 million, primarily as a result of new store openings as well as comparable net sales increases. The Company opened 58 stores and closed nine stores in fiscal 2003, compared with opening 55 stores and closing seven stores in fiscal 2002. Store square footage increased 11.0% to 15.1 million at January 3, 2004 compared with 13.6 million at January 4, 2003.

     Comparable net sales, which include sales over the Internet, increased 1.3% for fiscal 2003 (52 weeks/52 weeks) compared with an increase of 3.1% in fiscal 2002. Comparable net sales percentages are based on total net sales. Stores are considered comparable beginning with the first day of the month following the 13th full month of sales.

     The Company's average net sales per store was $5.7 million in fiscal 2003 (52 weeks) and $5.9 million in fiscal 2002 (53 weeks). Week 53 in fiscal 2002 represented approximately $43.6 million in net sales, so on a comparable 52-week basis, average net sales per store was $5.8 million in fiscal 2002. The new stores opened in fiscal 2003 are performing within their expected range of
$150 to $175 in sales per square foot; however, the Company believes there remains opportunity to improve their productivity. During the first half of the fiscal year, sales were additionally impacted by inclement weather conditions in the East and Northeast, especially during key holiday selling seasons, weak consumer confidence, and uncertainty over the conflict in Iraq. However, the
Company believes its sales results continue to reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, particularly on key items and advertised merchandise, expansion of its store inventory ownership program, and improvements to its merchandise assortment planning process and to the guest shopping experience.

     Information concerning average net sales per store on a 52 week basis for fiscal 2002 is included to provide comparative sales information on a 52-week/52-week basis, permitting management and shareholders to more fully analyze period-to-period store operating performance. It supplements, but is not intended to represent, GAAP presentation.

GROSS PROFIT

     Gross profit for fiscal 2003 was $964.9 million, or 40.3% of net sales, compared with $873.3 million, or 40.0% of net sales, in fiscal 2002. The increase in gross profit as a percentage of net sales is primarily due to increased penetration of proprietary product and improved markdown management.

EXPENSES

     The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for fiscal 2003 were $842.9 million, or 35.2% of net sales, compared with $759.1 million, or 34.8% of net sales, for fiscal 2002. The increase is primarily due to de-leverage in occupancy cost due to comparable net sales performance, offset in part by the leverage of corporate office expenses.

     SG&A per square foot was $58.60 in fiscal 2003 compared to $59.40 in fiscal 2002, a decline of 1.3% from the prior year, as the
Company continued to reduce and leverage select operating expenses that were not associated with its initiatives to drive long-term sales growth.

     Operating profit for fiscal 2003 increased to $122.0 million, or 5.1% of net sales, from $114.3 million, or 5.2% of net sales during fiscal 2002.

     Net interest expense in fiscal 2003 was $0.9 million compared to $2.2 million in fiscal 2002. The decrease in net interest expense is mainly due to lower average borrowings, as well as lower interest rates.

     The Company's income tax expense for fiscal 2003 was $46.3 million, compared with $42.8 million during fiscal 2002. The
Company's effective tax rate was 38.2% in fiscal years 2003 and 2002.

NET INCOME

     As a result of the factors described above, net income for fiscal 2003 was $74.8 million, or $1.67 per share on a fully diluted basis compared with $69.2 million, or $1.60 per share on a fully diluted basis for fiscal 2002.

FISCAL YEAR ENDED JANUARY 4, 2003 COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2001

     The Company's 2001 results were impacted by non-comparable items totaling $41.8 million, pre-tax, as follows:

2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve was included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company was not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified store closures other than one store, whose reserve was reversed, and one store, which is expected to be closed during fiscal year
2004. As of January 3, 2004, the Company has $15.6 million remaining in the 2001 restructuring and asset impairment charge. The following table displays a roll forward of the activity for fiscal years 2003 and 2002, and the reserves remaining as of January 3,
2004 ($ in millions):

                                      REMAINING AT   FISCAL 2002    REMAINING AT    FISCAL 2003  REMAINING AT
                                        12/29/01        USAGE         1/04/03          USAGE        1/03/04


                        Lease
                        commitments       $20.5        $(1.1)          $19.4           $(3.8)        $15.6

                        Other               4.0         (1.2)            2.8            (2.8)           --
                                     ------------------------------------------------------------------------

                        Total             $24.5        $(2.3)          $22.2           $(6.6)        $15.6
                                     ========================================================================

     The 2003 activity primarily consists of payments for lease commitments and miscellaneous store closing costs. The 2003 activity also includes the reversal of estimated lease commitment and other store closing costs of $2.3 million as these reserves were not needed. In addition, changes in estimates to lease commitment costs based on current negotiations has resulted in an increase of lease commitment costs of $2.5 million during fiscal 2003. The 2002 usage primarily consisted of the settlements for lease obligations and other miscellaneous closing costs. The fiscal 2001 usage included fixed asset write-offs totaling $9.5 million and store inventory markdowns taken totaling $3.8 million.

2001 LITIGATION CHARGE

     In fiscal 2001, the Company recorded a pre-tax charge of $4.0 million ($2.5 million after-tax) related to the settlement of a
California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, together with class action claims on behalf of certain former employees seeking accrued vacation pay. The Company admitted no liability in connection with this settlement. Payment of these amounts was made in early fiscal 2002.

     The following table shows the effect of non-comparable items on the year ended December 29, 2001.

                                                            (in millions, except per share data)

                                                                                              EXCLUDING
                                                               AS        NON-COMPARABLE    NON-COMPARABLE
                                                            REPORTED         ITEMS             ITEMS
                            -----------------------------------------------------------------------------

                            Net sales.................      $1,823.8      $      --          $1,823.8
                            Gross profit..............         722.4          (3.8)             726.2
                            Selling, general and
                             administrative expenses..         631.9             --             631.9
                            Restructuring and
                             asset impairment charge..          34.0           34.0                --
                            Litigation charge.........           4.0            4.0                --
                                                           ----------    -----------       -----------
                            Operating profit..........          52.5          (41.8)             94.3
                            Interest expense, net.....           3.9             --               3.9
                                                           ----------    -----------       -----------
                            Income before income
                             taxes....................          48.6          (41.8)             90.4
                            Provision for income
                             taxes....................          18.9          (15.6)             34.5
                                                           ----------    -----------       -----------
                            Net income................      $   29.7      $   (26.2)         $   55.9
                                                           ==========    ===========       ===========
                            Basic earnings per share..      $   0.73      $   (0.65)         $   1.38
                                                           ==========    ===========       ===========
                            Diluted earnings per
                             share....................      $   0.72      $   (0.64)         $   1.36
                                                           ==========    ===========       ===========

     The following discussion of the results of operations includes and, where indicated, excludes the impact of these 2001 items.
In discussing its period-to-period results, the Company believes it is useful, for investors and management in reviewing comparative operating performance and performance indicators, to identify the particular impact on fiscal 2001 operating performance of the above actions and items which the Company believes are not generally part of its operations, and it is useful in understanding and evaluating the Company's operating results and changes in operating performance on a comparative basis. Management uses these adjusted numbers to assist it in managing its business and in comparing performance on a period-to-period basis. Its inclusion is intended to provide an additional metric for reviewing performance and supplements, and is not intended to represent, GAAP presentation.

NET SALES

     Net sales for fiscal 2002 (53 weeks) were $2,184.7 million, an increase of 19.8% over fiscal 2001 (52 weeks) net sales of
$1,823.8 million, primarily as a result of new store openings as well as comparable net sales increases. The Company opened 55 stores and closed seven stores in fiscal


2002, compared with opening 63 stores and closing three stores in fiscal 2001. Store square footage increased 13.6% to 13.6 million at January 4, 2003 compared with 12.0 million at December 29, 2001.

     The Company's average net sales per store was $5.9 million in fiscal 2002 (53 weeks) and $5.8 million in fiscal 2001 (52 weeks). Week 53 in fiscal 2002 represented approximately $43.6 million in net sales, so on a comparable 52-week basis, average net sales per store was $5.8 million in fiscal 2002. After excluding the effect of week 53 sales in fiscal 2002, average net sales per store was flat compared to the prior year.

     Comparable net sales for fiscal 2002 (53 weeks/53 weeks) increased 3.1% compared with a decline of 2.4% in fiscal 2001. The increase in comparable net sales was driven primarily by higher consumer traffic. The Company believes its sales results also reflected the progress made on its strategic operating initiatives, which included during fiscal 2002 improvements of in-stock inventory positions and improvements in the Company's textile business and in the guest shopping experience. Sales also benefited from good overall performance of the Company's functional housewares business.

     For fiscal 2002, net sales of "linens" merchandise increased approximately 17% over the prior year, while net sales of "things"
increased approximately 24% over the prior year. The greater increase in net sales for "things" merchandise primarily resulted from the continued expansion of product categories within the "things" business.

GROSS PROFIT

     Gross profit for fiscal 2002 was $873.3 million, or 40.0% of net sales, compared with $722.4 million, or 39.6% of net sales, in fiscal 2001. Excluding the effect of the non-comparable items in fiscal 2001, gross profit was $726.2 million, or 39.8% of net sales in fiscal 2001. This increase as a percentage of net sales resulted from overall improved selling mix, increased penetration of proprietary product and leveraging of the Company's buying power.

EXPENSES

     SG&A expenses for fiscal 2002 were $759.1 million, or 34.8% of net sales, compared with $632.0 million, or 34.6% of net sales, in fiscal 2001. Corporate office and occupancy expenses were leveraged, which were offset by investments in store payroll as a result of the Company's initiative to improve overall guest service levels.

     SG&A per square foot was $59.40 in fiscal 2002 compared to $58.30 in fiscal 2001, an increase of 1.9% from the prior year. The increase was due to the Company's increased investment in areas that improved sales productivity, specifically guest services.

     Operating profit for fiscal 2002 increased to $114.3 million, or 5.2% of net sales, up from $52.5 million, or 2.9% of net sales during fiscal 2001. Excluding the effect of non-comparable items in fiscal 2001, operating profit was $94.3 million or 5.2% of net sales during fiscal 2001.

     Net interest expense in fiscal 2002 was $2.2 million compared to $3.9 million during fiscal 2001. The decrease in net interest expense is mainly due to lower average borrowings, as well as lower interest rates.

     The Company's income tax expense for fiscal 2002 was $42.8 million, compared with $18.9 million during fiscal 2001. The
Company's effective tax rate was 38.2% in fiscal 2002 and 38.8% in fiscal 2001. Excluding the impact of non-comparable items in fiscal 2001, the Company's income tax expense for fiscal 2001 was $34.5 million and the effective tax rate was 38.2%.


NET INCOME

     As a result of the factors described above, net income for fiscal 2002 was $69.2 million, or $1.60 per share on a fully diluted basis compared with $29.7 million, or $0.72 per share on a fully diluted basis for fiscal 2001. Fiscal 2001 net income includes the non-comparable items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

     The following table summarizes existing contractual obligations requiring the use of cash, as of January 3, 2004:

                                                               PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                                     -----------------------------------------------------
                                                                   Less                            More
                                                                   Than     2 - 3     4 - 5        Than
                                                        Total     1 Year    Years     Years      5 Years
                            CONTRACTUAL
                              OBLIGATIONS

                            Operating leases (1)....  $2,328.1    $221.5    $428.1    $417.9     $1,260.6
                            Inventory purchases.....     130.8     130.8        --        --           --
                            New store capital
                              additions.............       9.9       9.9        --        --           --
                                                     -----------------------------------------------------
                            Total                     $2,468.8    $362.2    $428.1    $417.9     $1,260.6
                                                     =====================================================

                            (1) Operating leases consists of future minimum rental payments required under non-cancelable operating leases and does not consider future minimum sublease rentals, and excludes lease obligations for closed stores and stores planned to be closed.

                            In addition, as of January 31, 2004, the Company had fully executed leases for
                            54 stores planned to open in fiscal years 2004 and 2005, for which aggregate minimum rental payments over the term of the leases is approximately $335.0 million.

                            The Company also has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of January 3, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.1 million.

     In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit
Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of January 3, 2004, the additional lines of credit included committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR.
The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the end of fiscal 2003, the Company was in compliance with its covenants under the Credit Agreement. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus, on a cumulative basis, an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. Accordingly, the Company reduced the balance of domestic borrowings to zero for
30 consecutive days during each period beginning December 1, 2003 and December 1, 2002. At various times throughout 2003 and 2002, the Company borrowed against its credit facilities for seasonal working capital needs. At the end of fiscal 2003, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. At the end of fiscal 2002, the Company had $1.8 million of borrowings under the additional lines of credit at a weighted-average interest rate of 4.5%. In addition, as of
January 3, 2004 and January 4, 2003, the Company had $47.2 million and $26.0 million, respectively, of letters of credit outstanding, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements (see Note 8 to the Consolidated Financial Statements).

     The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. See Note 7 to the Consolidated Financial Statements. At January 3,
2004 and January 4, 2003, the Company owed approximately $66.2 million and $48.7 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason after giving 30 days prior written notice. The Company does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of merchandise to the Company, nor would it have a material adverse effect on the Company's financial position, results of operations or cash flows. The maximum amount permitted under the program was $95 million as of January 3, 2004.

     Net cash provided by operating activities for the fiscal year ended 2003 was $118.8 million compared with $80.7 million for the fiscal year ended 2002. The change was primarily attributed to a slower growth in inventory net of accounts payable, and an increase in deferred taxes due to the difference in the timing of recognizing depreciation expense and certain inventory components for tax purposes, offset in part by the timing of accrued expense payments.

     Net cash used in investing activities for the fiscal year ended 2003 was $81.5 million compared with $82.2 million for the fiscal year ended 2002. The Company opened 58 new stores during the fiscal year ended 2003 compared with 55 new stores in fiscal
2002. Fiscal 2002 also included costs associated with the opening of the Company's third distribution center. The Company currently estimates capital expenditures will be approximately $80 million in fiscal 2004, primarily for an estimated 45 to 50 new stores, maintenance of existing stores, and system enhancements.

     Net cash provided by financing activities for the fiscal year ended 2003 was $11.7 million compared with $72.7 million for the fiscal year ended 2002. For the fiscal year ended 2003, proceeds from common stock issued under stock incentive plans were $13.6 million offset by a decrease in short-term borrowings of $2.1 million. The Company had a common stock offering of 3.3 million shares in the second quarter of fiscal 2002 that raised a net $95.8 million, which principally accounts for the change between years.

     Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year.

     As the Company's business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facilities from those currently existing and/or other debt or equity funding.

     Management currently believes that the Company's cash flows from operations, credit extended by suppliers, its access to credit facilities and its uncommitted lines of credit will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.




MARKET RISK DISCLOSURE

     The Company regularly evaluates the market risk associated with its financial instruments. Market risks relating to the
Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

INTEREST RATE RISK

     The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a


fixed margin above LIBOR. As of January 3, 2004, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit (see Note 8 to the Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

FOREIGN CURRENCY RISK

     The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S.
dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

     The Company operated 17 stores in Canada as of January 3, 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller)
for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Consolidated Statement of Operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after
December 31, 2002. Since the Company entered into substantially all of its current vendor contracts prior to December 31, 2002, this issue did not have a material impact on the Company's fiscal 2003 Consolidated Financial Statements. As vendor agreements are initiated or modified in fiscal 2004 and thereafter, the Company will apply the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company expects to treat certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds will be recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A, will be treated as a reduction of cost of inventory. Based on the Company's current evaluation, the estimated impact from the implementation of EITF 02-16 is expected to reduce diluted earnings per share on a non-cash basis by approximately $0.25 for fiscal 2004, as a result of delaying the recognition of vendor allowances until the related inventory is sold. The majority of this non-cash reduction in earnings per share is expected to occur in the first two quarters of fiscal 2004.
The Company currently expects SG&A on an annualized basis to increase by approximately 1.1% as a percent of sales as a result of this accounting change. This accounting change will have no impact on the Company's cash flows or the expected amount of funds to be received from vendors. In addition, following the initial implementation impact of EITF 02-16 in fiscal 2004, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for future net changes in such vendor allowances.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the Company's Consolidated Financial
Statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No.
46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Company has evaluated FIN No. 46 and determined that this interpretation did not have any impact on the Company's Consolidated Financial Statements as the Company has no variable interest entities.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an
amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123 ("SFAS No.123"), "Accounting for
Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For fiscal years 2003 and 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 11 to the Company's Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No.
146"). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company was required to adopt the provisions of SFAS No.
146 for exit or disposal activities, if any, initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact fiscal
2003 consolidated financial position or results of operations, although it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement was effective for the Company in fiscal 2003. The adoption of SFAS No. 143 did not impact the
Company's Consolidated Financial Statements.


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

     VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 53% of total assets at January 3, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. At the end of each reporting period reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown inventory and represents the Company's best estimate of fair market value of that inventory. These calculations use information related to markdown inventory levels, historical markdown trends and forecasted sales and markdowns. These percentages are reviewed regularly by comparing actual markdowns taken against previous estimates. Changes in customer preference or future economic conditions may cause the Company's inventory markdown estimates to be significantly revised favorably or unfavorably. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

     SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements for the years ended January 3, 2004 and January 4, 2003, the Company's sales returns reserve was approximately $6.2 million and $5.5 million, respectively.

     IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.
144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At the end of fiscal 2003 and fiscal 2002, the
Company's net value for property and equipment was approximately $377.2 million and $348.4 million, respectively, and goodwill was
$18.1 million for fiscal years ended 2003 and 2002.

     STORE CLOSURE COSTS: For periods prior to the adoption of SFAS No. 146, the Company recorded estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that would be sold below cost, and other miscellaneous store closing costs, in the period in which management determined to close a store. Such estimates may be subject to change should actual costs differ. In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of January 3, 2004 and January 4, 2003, the Company had $15.6 million and $22.2 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the
Company decided to keep open and whose reserve was reversed, and one other store, which is expected to close during fiscal year
2004. The Company has continued to negotiate lease buyouts or sublease agreements for these stores. The 2003 activity includes the reversal of estimated lease commitment and other store closing costs of $2.3 million as these reserves were not needed. In addition, changes in estimates to lease commitment costs based on current negotiations has resulted in the increase to lease commitments of
$2.5 million during fiscal 2003. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

     The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after
December 31, 2002. Although the Company believes the adoption of SFAS No. 146 does not materially impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

     SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. Workers compensation and general liabilities are then recorded at their net present value. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

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

     The accrued obligation for these self-insurance programs was approximately $13.5 million as of January 3, 2004 and $9.5 million as of January 4, 2003. The increase in this obligation relates to new claims incurred in fiscal 2003 as well as rising claim costs based on the factors referred to above.

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


FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of
1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe,"
"may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, the actual impact in fiscal 2004 of EITF 02-16 as discussed in this report, and our ability to successfully implement our strategic initiatives. If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the
Securities and Exchange Commission on June 18, 2002 and may be contained in subsequent reports filed with the Securities and
Exchange Commission, including our Quarterly Reports on Form 10-Q. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
==================================================================================================================================

                                                                  JANUARY 3,             JANUARY 4,                DECEMBER 29,
FISCAL YEAR ENDED                                                    2004                  2003                       2001
==================================================================================================================================

NET SALES.................................................           $2,395,272               $2,184,716                $1,823,803
Cost of sales, including buying and
   distribution costs.....................................            1,430,422                1,311,370                 1,101,356
                                                               ----------------    ---------------------   -----------------------

GROSS PROFIT..............................................              964,850                  873,346                   722,447
Selling, general and administrative expenses..............              842,897                  759,077                   631,961
Restructuring and asset impairment charge.................                   --                       --                    34,006
Litigation charge.........................................                   --                       --                     4,000
                                                               ----------------    ---------------------   -----------------------

OPERATING PROFIT..........................................              121,953                  114,269                    52,480
       Interest income....................................                (169)                     (79)                      (27)
       Interest expense...................................                1,045                    2,329                     3,897
                                                               ----------------    ---------------------   -----------------------
Interest expense, net.....................................                  876                    2,250                     3,870
                                                               ----------------    ---------------------   -----------------------
Income before income taxes................................              121,077                  112,019                    48,610
Provision for income taxes................................               46,252                   42,773                    18,861
                                                               ----------------    ---------------------   -----------------------

NET INCOME................................................             $ 74,825                 $ 69,246                  $ 29,749
                                                               ================    =====================   =======================

Per share of common stock:

Basic
-----
Net income................................................              $  1.69                  $  1.63                  $   0.73

Weighted-average shares outstanding.......................               44,247                   42,428                    40,508

Diluted
-------
Net income................................................              $  1.67                  $  1.60                  $   0.72

Weighted-average shares outstanding.......................               44,869                   43,314                    41,193


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================================================================

                                                                                          January 3,              January 4,
                                                                                            2004                     2003
================================================================================================================================
Assets
    Current assets:
      Cash and cash equivalents................................................              $  136,129              $   86,605
      Accounts receivable......................................................                  55,786                  41,168
      Inventories..............................................................                 701,928                 615,256
      Prepaid expenses and other current assets................................                  33,982                  27,279
      Current deferred taxes...................................................                   1,295                   2,671
                                                                                     -------------------    --------------------
    Total current assets.......................................................                 929,120                 772,979
      Property and equipment, net..............................................                 377,244                 348,445
      Goodwill, net of accumulated amortization of $9,064
         at January 3, 2004 and January 4, 2003................................                  18,126                  18,126
      Deferred charges and other non-current assets, net.......................                  10,783                  10,931
                                                                                     -------------------    --------------------
Total assets...................................................................              $1,335,273              $1,150,481
                                                                                     ===================    ====================

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable.........................................................                $276,397                $233,877
      Accrued expenses and other current liabilities...........................                 174,002                 163,783
      Current deferred taxes...................................................                  15,759                      --
      Short-term borrowings ...................................................                      --                   1,831
                                                                                     -------------------    --------------------
    Total current liabilities..................................................                 466,158                 399,491
      Deferred income taxes and other long-term liabilities....................                 107,396                  82,269

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares authorized;
         none issued and outstanding...........................................                      --                      --
      Common stock, $0.01 par value; 135,000,000 shares authorized;
         45,052,255 shares issued and 44,818,916 shares outstanding at
         January 3, 2004; 44,322,351 shares issued and 44,085,470 shares
         outstanding at January 4, 2003........................................                     450                     444
      Additional paid-in capital...............................................                 362,483                 346,251
      Retained earnings........................................................                 404,006                 329,181
      Accumulated other comprehensive gain (loss) .............................                   1,391                   (386)
      Treasury stock, at cost; 233,339 shares at January 3, 2004 and 236,881
         shares at January 4, 2003.............................................                 (6,611)                 (6,769)
                                                                                     -------------------    --------------------
    Total shareholders' equity.................................................                 761,719                 668,721
                                                                                     -------------------    --------------------

Total liabilities and shareholders' equity.....................................              $1,335,273              $1,150,481
                                                                                     ===================    ====================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               FOREIGN
                                           COMMON STOCK             ADDITIONAL                 CURRENCY
                                           ------------              PAID-IN       RETAINED   TRANSLATION   TREASURY
                                             SHARES       AMOUNT     CAPITAL       EARNINGS    ADJUSTMENT     STOCK         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

BALANCE AT DECEMBER 30, 2000.............   40,059,126     $402     $231,547       $230,186        $ 289     $(3,430)      $458,994
Net income...............................           --       --           --         29,749           --           --        29,749
Currency translation adjustment..........           --       --           --             --         (706)          --          (706)
                                                                                                                         -----------
Comprehensive earnings...................                                                                                    29,043
Common stock issued under stock
   incentive plans and related tax
   benefits..............................      698,567        7       13,687             --           --           --        13,694
Purchase of treasury stock...............     (133,319)      --           --             --           --       (3,516)       (3,516)
                                         --------------  -------   ----------    -----------  -----------   ----------   -----------
BALANCE AT DECEMBER 29, 2001.............   40,624,374      409      245,234        259,935         (417)      (6,946)      498,215
Net income...............................           --       --           --         69,246           --           --        69,246
Currency translation adjustment..........           --       --           --             --           31           --            31
                                                                                                                         -----------
Comprehensive earnings...................                                                                                    69,277
Common stock issued under stock
   incentive plans and related tax
   benefits..............................      190,499        2        5,217             --           --           --         5,219
Proceeds from issuance of common stock,
   net of underwriting discounts and
   offering expenses.....................    3,300,000       33       95,800             --           --           --        95,833
Purchase of treasury stock...............      (29,403)      --           --             --           --          177           177
                                         --------------  -------   ----------    -----------  -----------   ----------   -----------
BALANCE AT JANUARY 4, 2003...............   44,085,470      444      346,251        329,181         (386)      (6,769)      668,721
Net income...............................           --       --           --         74,825           --           --        74,825
Currency translation adjustment..........           --       --           --             --        1,777           --         1,777
                                                                                                                         -----------
Comprehensive earnings...................                                                                                    76,602
Common stock issued under stock
   incentive plans and related tax
   benefits..............................      729,904        6       16,232             --           --           --        16,238
Issuance of treasury stock...............        3,542       --           --             --           --          158           158
                                         --------------  -------   ----------    -----------  -----------   ----------   -----------
BALANCE AT JANUARY 3, 2004...............   44,818,916     $450     $362,483       $404,006       $1,391     $ (6,611)     $761,719
                                         ==============  =======   ==========    ===========  ===========   ==========   ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                        ----------------------------------------------------

                                                                JANUARY 3,                    JANUARY 4,              DECEMBER 29,
FISCAL YEAR ENDED                                                  2004                          2003                     2001
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................               $   74,825               $ 69,246                  $ 29,749
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization.....................                   54,404                 45,914                    40,113
     Deferred income taxes.............................                   38,628                 32,516                    (6,025)
     Loss on disposal of assets........................                    2,025                  1,264                     1,335
     Federal tax benefit from common stock
          issued under stock incentive plans...........                    2,614                    625                     3,671
     Restructuring and asset impairment charge.........                       --                     --                    37,837
     Changes in assets and liabilities:
       Increase in accounts receivable.................                  (14,499)                  (324)                   (9,364)
       Increase in inventories.........................                  (81,680)              (122,584)                  (59,720)
       Increase in prepaid expenses and other
           current assets..............................                   (8,717)               (12,425)                   (1,532)
       Increase in deferred charges
          and other non-current assets.................                     (623)                (2,603)                   (2,060)
       Increase (decrease) in accounts payable.........                   40,779                 52,948                    (2,510)
       Increase in accrued expenses
             and other liabilities.....................                   11,046                 16,182                    12,764
                                                          -----------------------    -------------------    ----------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...........                  118,802                 80,759                    44,258
                                                          -----------------------    -------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.................                  (81,494)               (82,187)                 (100,028)
                                                          -----------------------    -------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuance.............                       --                 95,833                        --
   Proceeds from common stock issued under
     stock incentive plans.............................                   13,624                  4,594                    10,023
   Issuance (purchase) of treasury stock...............                      158                    177                    (3,516)
   (Decrease) increase in short-term borrowings........                   (2,119)               (27,930)                   26,182
                                                          -----------------------    -------------------    ----------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES...........                   11,663                 72,674                    32,689
                                                          -----------------------    -------------------    ----------------------

   Effect of exchange rate changes on cash and cash
     equivalents.......................................                      553                   (78)                        (6)
   Net increase (decrease) in cash and cash
     equivalents.......................................                   49,524                 71,168                   (23,087)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......                   86,605                 15,437                    38,524
                                                          -----------------------    -------------------    ----------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............                 $136,129             $   86,605                  $ 15,437
                                                          =======================    ===================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
   Interest (net of amounts capitalized)...............               $      932             $    2,686                  $  4,059
   Income taxes........................................               $   11,545             $    5,735                  $ 23,514

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

1.   BUSINESS

Linens 'n Things, Inc. and its subsidiaries (collectively the "Company") operate in one segment, the retail industry, and had 440 stores in 45 states across the United States and four Provinces in Canada as of the fiscal year ended January 3, 2004. The Company's stores offer a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated Financial Statements include those of Linens 'n Things, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Certain expense items, which include inventory shrinkage, have been reclassified between cost of sales and selling, general and administrative expenses for all periods presented. These reclassifications increased cost of sales and decreased selling, general and administrative expenses by equal amounts with no impact on operating profit for any of the periods presented.

FISCAL PERIODS

The Company utilizes a 52/53-week period ending on the Saturday nearest the last day of December. Accordingly, fiscal 2003 was a
52-week period, which ended January 3, 2004, fiscal 2002 was a 53-week period, which ended January 4, 2003 and fiscal 2001 was a
52-week period, which ended December 29, 2001.

REVENUE RECOGNITION

The Company recognizes revenue at the time the merchandise is delivered or shipped to its customers. Shipping and handling fees billed to customers in a sale transaction are included in sales. Revenue from gift cards, gift certificates and merchandise credits are recognized when redeemed. Provisions for estimated future sales returns are recorded in the period that the related sales are recorded. The Company determines the amount of provision based on historical information. Sales discounts, coupons and other similar incentives are recorded as a reduction of sales revenue in the period when the related sales are recorded.

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

STORE OPENING AND CLOSING COSTS

New store opening costs are charged to expense as incurred. Store opening costs primarily include store payroll and general operating costs incurred prior to the store opening. Prior to the adoption of Statement of Financial Accounting Standards No. 146
("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," in the event a store was closed before its lease has expired, the remaining lease obligation, less anticipated sublease rental income, and asset impairment charges related to improvements and fixtures, inventory writedowns, and other miscellaneous closing costs, was provided for in the period in which management determined to close a store.

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million related to the closing of certain under-performing stores (see Note 3).

The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002.
SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

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

DEFERRED CHARGES

Deferred charges, principally lease acquisition costs, are amortized on a straight-line basis, generally over the remaining life of the leasehold acquired.

GOODWILL

Prior to fiscal 2002, the excess of acquisition costs over the fair value of net assets acquired was amortized on a straight-line basis over 32 years. In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets," which no longer permits the amortization of goodwill (see Note 6).

COSTS OF SALES

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the
Company's distribution centers and freight expense related to transporting merchandise.

ADVERTISING COSTS

The Company expenses the production costs of advertising at the commencement date of the advertisement. Advertising costs, net of vendor credits, are recorded as a component of selling, general and administrative expenses and were $70.3 million, $59.8 million and $49.7 million for fiscal years 2003, 2002 and 2001, respectively.

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

STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock units for a fixed number of shares to employees and directors. The exercise prices of the stock options are equal to the fair market value of the underlying shares at the date of grant. The Company has adopted the disclosure provisions of Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company accounts for stock option grants and restricted stock unit grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value over specified vesting periods. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS
No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using APB Opinion
No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

For the fiscal years ended 2003, 2002 and 2001, the Company accounted for stock options using the intrinsic value method prescribed under APB No. 25, and accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Consolidated Financial Statements.

The compensation cost that was charged against income for its restricted stock unit grants is $0.8 million, $1.9 million and $3.6 million for fiscal years 2003, 2002 and 2001, respectively.


Set forth below are the Company's net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123:

                                                                               FISCAL YEAR ENDED
                                  ------------------------------------------------------------------
                                  (IN MILLIONS, EXCEPT PER SHARE DATA)         2003   2002     2001
                                  ------------------------------------------------------------------
                                  NET INCOME:
                                       As reported........................    $74.8   $69.2   $29.7
                                       Deduct: Total stock-based employee
                                        compensation expense determined
                                        under the fair value based method
                                        for all awards, net of related tax
                                        effects...........................     10.8     6.8     6.4
                                                                             -----------------------
                                  Pro forma...............................    $64.0   $62.4   $23.3

                                  NET INCOME PER SHARE OF COMMON STOCK:
                                       Basic:
                                        As reported.......................    $1.69   $1.63   $0.73
                                        Pro forma.........................    $1.45   $1.47   $0.58
                                       Diluted:
                                        As reported.......................    $1.67   $1.60   $0.72
                                        Pro forma.........................    $1.43   $1.44   $0.57

                                  ------------------------------------------------------------------

The effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

The fair value of each stock option grant and restricted stock unit grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants:

                                        FISCAL YEAR ENDED                2003    2002    2001
                                        ------------------------------------------------------
                                        Expected life (years)..........   5.7     6.9     8.0
                                        Expected volatility............ 40.7%   47.4%   49.9%
                                        Risk-free interest rate........  1.5%    2.2%    3.5%
                                        Expected dividend yield........  0.0%    0.0%    0.0%

The weighted-average fair value of options granted as of January 3, 2004, January 4, 2003 and December 29, 2001 was $12.19, $11.98
and $13.85, respectively. The weighted-average fair value of restricted stock units granted as of January 3, 2004, January 4, 2003 and December 29, 2001 was $13.48, $13.53 and $15.04, respectively.

EARNINGS PER SHARE

The Company presents earnings per share on a "basic" and "diluted" basis. Basic earnings per share is computed by dividing net income by the weighted- average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The calculation of basic and diluted earnings per share ("EPS") for fiscal 2003, 2002 and 2001 is as follows (in thousands, except per share amounts):

                                                                Fiscal Year Ended
                                ------------------------------------------------------------------------
                                                                     2003           2002          2001
                                ------------------------------------------------------------------------
                                Net income.......................  $ 74,825       $ 69,246      $ 29,749
                                                                   ========       ========      ========
                                Average shares
                                  outstanding:
                                Basic                                44,247         42,428        40,508
                                  Effect of outstanding stock
                                  options and restricted stock
                                  unit grants....................       622            886           685
                                                                   --------       --------      --------
                                Diluted..........................    44,869         43,314        41,193
                                                                   ========       ========      ========
                                Earnings per share
                                 Basic...........................   $  1.69         $ 1.63        $ 0.73
                                                                   ========       ========      ========
                                 Diluted.........................   $  1.67         $ 1.60        $ 0.72
                                                                   ========       ========      ========

Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2003,
2002 and 2001 were not included in the computation of diluted earnings per share as the effect would be antidilutive. These consisted of options totaling 2,430,000 shares, 1,560,000 shares and 1,495,000 shares, respectively.

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

VALUATION OF INVENTORY: Inventories are valued using the lower of cost or market value, determined by the retail inventory method
("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. As such, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.
The sales returns calculations are regularly compared with actual return experience. In preparing our financial statement for the years ended January 3, 2004 and January 4, 2003, the Company's sales returns reserve was approximately $6.2 million and $5.5 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, the Company reviews goodwill for possible impairment at least annually.
Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At the end of fiscal 2003 and fiscal 2002, the Company's net value for property and equipment was approximately $377.2 million and $348.4 million, respectively, and goodwill was $18.1 million for fiscal years ended 2003 and 2002.

STORE CLOSURE COSTS: Prior to the adoption of SFAS No. 146, the Company recorded estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determined to close a store. Such estimates may be subject to change should actual costs differ. In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of January 3, 2004 and January 4, 2003, the Company had $15.6 million and $22.2 million, respectively, remaining related to this reserve. The Company continues to negotiate the lease buyouts or sublease agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change.

The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002.
Although the Company believes the adoption of SFAS No. 146 does not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

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

The accrued obligation for these self-insurance programs was approximately $13.5 million for fiscal year 2003 and $9.5 million for fiscal year 2002.

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

3.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified store closures other than one store, whose reserve was

reversed, and one store, which is expected to be closed during fiscal year 2004.

As of January 3, 2004 the Company has $15.6 million remaining in the 2001 restructuring and asset impairment charge. The following table displays a roll forward of the activity for fiscal years 2003 and 2002, and the significant reserves remaining as of January
3, 2004 ($ in millions):

                                      REMAINING AT   FISCAL 2002    REMAINING AT    FISCAL 2003  REMAINING AT
                                        12/29/01        USAGE         1/04/03          USAGE        1/03/04

                        Lease
                        commitments       $20.5        $(1.1)          $19.4           $(3.8)        $15.6

                        Other               4.0         (1.2)            2.8            (2.8)           --
                                     -------------------------------------------------------------------------

                        Total             $24.5        $(2.3)          $22.2           $(6.6)        $15.6
                                     =========================================================================

The 2003 activity primarily consists of payments for lease commitments and miscellaneous store closing costs. The 2003 activity also includes the reversal of estimated lease commitment and other store closing costs of $2.3 million as these reserves were not needed.
In addition, changes in estimates to lease commitment costs based on current negotiations has resulted in the increase to lease commitment costs of $2.5 million during fiscal 2003. The 2002 usage primarily consisted of the settlements for lease obligations and other miscellaneous closing costs. The deductions to the reserve balance during 2001 included fixed asset write-offs totaling $9.5 million and store inventory markdowns taken totaling $3.8 million.

4.   ACCOUNTS RECEIVABLE

                                                                               FISCAL YEAR ENDED
                                      ACCOUNTS RECEIVABLE CONSISTED OF
                                      THE FOLLOWING (IN THOUSANDS):           2003          2002
                                      -------------------------------------------------------------
                                      Credit card settlements due........    $24,070       $19,019
                                      Due from landlords and vendors.....     28,765        18,468
                                      Other..............................      2,951         3,681
                                                                         ------------  ------------
                                                                             $55,786       $41,168
                                      -------------------------------------------------------------

The Company has typically not provided an allowance for doubtful accounts for these receivables, as its bad debt experience has been insignificant.

5.   PROPERTY AND EQUIPMENT

                                                                              FISCAL YEAR ENDED
                                      PROPERTY AND EQUIPMENT CONSISTED
                                      OF THE FOLLOWING (IN THOUSANDS):        2003          2002
                                      -------------------------------------------------------------
                                      Land                                  $    400      $    430
                                      Building...........................      4,760         4,760
                                      Furniture, fixtures and equipment..    457,403       404,833
                                      Leasehold improvements.............    130,334       113,464
                                      Computer software..................     21,487        14,889
                                                                         ------------  ------------
                                                                             614,384       538,376
                                      Less:
                                           Accumulated depreciation
                                            and amortization ............    237,140       189,931
                                                                         ------------  ------------
                                                                            $377,244      $348,445
                                      -------------------------------------------------------------

6.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result, the Company no longer amortizes its goodwill. SFAS No. 142 requires an initial goodwill impairment assessment upon adoption and annual impairment tests thereafter. The Company completed the impairment test of goodwill for 2003 and 2002 and has concluded that there was no impairment of goodwill.

Set forth below are the Company's net income and net income per share "as reported" and as if amortization expense related to goodwill had not been expensed in accordance with the provisions of SFAS No. 142 ($ in thousands, except EPS):

                                                                       FISCAL YEAR ENDED
                                    ---------------------------------------------------------------
                                                                 2003           2002          2001
                                    ---------------------------------------------------------------
                                    Reported net income....... $74,825        $69,246       $29,749
                                      Add back: goodwill
                                     amortization.............      --             --           520
                                                              --------     ----------    ----------
                                       Adjusted net income.... $74,825        $69,246       $30,269
                                                              ========     ==========    ==========

                                     Basic earnings per
                                     share:
                                       Reported net income.... $  1.69        $  1.63       $  0.73
                                       Goodwill
                                        amortization .........      --             --          0.01
                                                              --------     ----------    ----------
                                       Adjusted net income.... $  1.69        $  1.63       $  0.74
                                                              ========     ==========    ==========

                                     Diluted earnings per
                                     share:
                                       Reported net income.... $  1.67        $  1.60       $  0.72

                                     Goodwill amortization....      --             --          0.01
                                                              --------     ----------    ----------
                                       Adjusted net income.... $  1.67        $  1.60       $  0.73
                                                              ========     ==========    ==========

7.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

ACCOUNTS PAYABLE

The Company maintains a trade payables program with General Electric Capital Corporation ("GECC") under which GECC pays participating Company suppliers the amount due from the Company in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, the Company pays GECC the full amount. Pursuant to the agreement any favorable economics realized by GECC for transactions under this program are shared with the
Company. At January 3, 2004 and January 4, 2003, the Company owed approximately $66.2 million and $48.7 million, respectively, to GECC under this program. These balances are included in the Company's accounts payable. Either party may terminate the program for any reason after giving 30 days of prior written notice. The maximum amount permitted under the program was $95 million as of January 3, 2004.

In addition, included in accounts payable are amounts for gift card liabilities of $27.5 million and $20.3 million as of January 3,
2004 and January 4, 2003, respectively.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                              FISCAL YEAR ENDED
                                   ACCRUED EXPENSES AND OTHER CURRENT
                                   LIABILITIES CONSISTED OF THE              2003          2002
                                   FOLLOWING (IN THOUSANDS):
                                   ---------------------------------------------------------------
                                   Other taxes payable..............        $27,513       $31,359
                                   Income taxes payable.............         15,828        22,894
                                   Restructuring reserve............         15,625        22,208
                                   Salaries and employee benefits...         21,547        19,474
                                   Other............................         93,489        67,848
                                                                          ----------    ----------
                                                                           $174,002      $163,783
                                   ---------------------------------------------------------------

Included in "other" are miscellaneous store operating and corporate office accrued expenses.

8.   SHORT-TERM BORROWING ARRANGEMENTS

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement")
with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of January 3, 2004, the additional lines of credit include committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements.
Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit
Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of January 3, 2004, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay.
Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus on a cumulative basis an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2003 and 2002, the Company borrowed against its credit facility for seasonal working capital needs. As of January 3, 2004, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. The Company also had $47.2 million of letters of credit outstanding as of January 3, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

9.   DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES

                                  ------------------------------------------------------------
                                  DEFERRED INCOME TAXES AND OTHER         FISCAL YEAR ENDED
                                  LONG-TERM LIABILITIES CONSISTED
                                  OF THE FOLLOWING (IN THOUSANDS):
                                                                         2003          2002
                                  ------------------------------------------------------------
                                  Deferred income taxes............     $68,711       $47,218
                                  Deferred rent....................      30,712        28,111
                                  Other............................       7,973         6,940
                                                                      ---------     ----------
                                                                       $107,396       $82,269
                                  ------------------------------------------------------------

10.  LEASES

The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2023. The leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of net sales as defined by lease agreements. Net rental expense for all operating leases was as follows (in thousands):

                                                                   FISCAL YEAR ENDED
                                --------------------------------------------------------------
                                                              2003         2002       2001
                                --------------------------------------------------------------
                                Minimum rentals..........   $217,155     $193,363   $158,614
                                Contingent rentals.......         34          128        184
                                                           ----------   ---------- ----------
                                                             217,189      193,491    158,798

                                Less: sublease rentals...      2,903        3,128      2,032
                                                          -----------   ---------- ----------
                                                            $214,286     $190,363   $156,766

                                --------------------------------------------------------------

At fiscal year end 2003, the future minimum rental payments required under operating leases and the future minimum sublease rentals excluding lease obligations for closed stores and the one remaining store planned to be closed resulting from the 2001 restructuring and asset impairment charge were as follows (in thousands):

                                  Fiscal Year
                                  -----------------------------------------------------------
                                  2004 ....................................        $ 221,460
                                  2005 ....................................          217,649
                                  2006 ....................................          210,470
                                  2007 ....................................          209,160
                                  2008 ....................................          208,771
                                  Thereafter ..............................        1,260,639
                                                                                -------------
                                                                                  $2,328,149
                                                                                -------------
                                  Total future minimum sublease rentals....       $   31,207
                                                                                -------------

                                  -----------------------------------------------------------

In addition, as of January 31, 2004, the Company had fully executed leases for 54 stores planned to open in fiscal years 2004 and
2005, for which aggregate minimum rental payments over the term of the leases is approximately $335.0 million.

The Company also has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of January 3, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.1 million.

11.  STOCK INCENTIVE PLANS

The Company has in effect the 2000 Stock Award and Incentive Plan (the "2000 Plan") and the Broad-Based Equity Plan (collectively, the "Plans"). The 2000 Plan provides for the granting of options, restricted stock unit grants and other stock-based awards
(collectively, "awards") to key employees and non-officer directors. The 2000 Plan replaced both the Company's 1996 Incentive
Compensation Plan (the "1996 Plan") and the 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). Therefore, no future awards are made under the 1996 Plan and the Directors' Plan, although outstanding awards under the 1996 Plan and the Directors' Plan will continue to be in effect. Under the 2000 Plan, an aggregate of 2,000,000 shares (plus any shares under outstanding awards under the 1996 Plan and the Directors' Plan which become available for further grants) was authorized for issuance of awards. Under the
Broad-Based Equity Plan, a total of 4,000,000 shares was authorized for issuance of awards to regular full-time employees (excluding all executive officers).

Stock options under the Plans are granted with exercise prices at the fair market value of the underlying shares at the date of grant. The right to exercise options generally commences one to five years after the grant date, and the options expire between seven to ten years after the grant date. Restrictions on restricted stock unit grants lapse over vesting periods of up to five years. Restricted stock unit grants are considered outstanding as of the grant date for purposes of computing diluted EPS and are considered outstanding upon vesting for purposes of computing basic EPS.

At fiscal year end 2003, no restricted stock unit grants were outstanding under the 1996 Plan and the Directors' Plan. During fiscal
2003, 3,995 restricted stock unit grants were released, no restricted stock unit grants were awarded and no restricted stock unit grants were canceled under the 1996 Plan and the Directors' Plan.

At fiscal year end 2003, 18,000 restricted stock unit grants were outstanding under the 2000 Plan. During fiscal 2003, 37,190 restricted stock unit grants were released, 21,000 restricted stock unit grants were awarded and 5,694 restricted stock unit grants were canceled.

At fiscal year end 2003, 31,825 restricted stock unit grants were outstanding under the Broad-Based Equity Plan. During 2003, 3,675 restricted stock unit grants were released, no restricted stock unit grants were awarded and no restricted stock unit grants were canceled.

At fiscal year end 2003, 1,513,120 stock options were outstanding under the 1996 Plan. During fiscal 2003, no stock options were granted, 390,917 stock options were exercised, 76,185 stock options were canceled, and 1,374,424 stock options were exercisable at fiscal year end 2003 under the 1996 Plan.

At fiscal year end 2003, 48,800 stock options were outstanding under the Directors' Plan. During fiscal 2003, no stock options were granted, no stock options were exercised, no stock options were canceled, and 48,800 stock options were exercisable at fiscal year end 2003 under the Directors' Plan.

At fiscal year end 2003, 1,559,771 stock options were outstanding under the 2000 Plan. During fiscal 2003, 291,100 stock options were granted, 125,490 stock options were exercised, 146,935 stock options were canceled, and 802,827 stock options were exercisable at fiscal year end 2003 under the 2000 Plan.

At fiscal year end 2003, 2,194,133 stock options were outstanding under the Broad-Based Equity Plan. During fiscal 2003, 765,525 stock options were granted, 201,245 stock options were exercised, 147,277 stock options were canceled, and 875,982 stock options were exercisable at fiscal year end 2003 under the Broad- Based Equity Plan.

The following tables summarize information about stock option transactions for the Plans, the 1996 Plan and the Directors' Plan:

                                                                                       WEIGHTED
                                                                      NUMBER           -AVERAGE
                                                                     OF SHARES      EXERCISE PRICE
                                ==================================================================

                                Balance at December 29, 2001         4,422,633             $22.91

                                Options granted                      1,291,395             $24.03
                                Options exercised                      129,472             $18.89
                                Options canceled                       237,308             $24.57
                                                                   ------------        -----------
                                Balance at January 4, 2003           5,347,248             $23.21
                                                                   ------------        -----------

                                Options granted                      1,056,625             $27.13
                                Options exercised                      717,652             $17.70
                                Options canceled                       370,397             $23.19
                                                                   ------------        -----------
                                Balance at January 3, 2004           5,315,824             $24.72
                                                                   ------------        -----------

                                ==================================================================
                                Options Exercisable as of:
                                December 29, 2001                    1,480,783             $21.08
                                January 4, 2003                      2,273,230             $22.62
                                January 3, 2004                      3,102,033             $25.06
                                ------------------------------------------------------------------

                                                            OPTIONS OUTSTANDING
                                               -------------------------------------------------
                                                                WEIGHTED-AVERAGE
                                                                   REMAINING
                                                 OUTSTANDING      CONTRACTUAL   WEIGHTED-AVERAGE
                                 RANGE OF            AS OF           LIFE          EXERCISE
                              EXERCISE PRICE    JANUARY 3, 2004    (IN YEARS)        PRICE
                             ----------------  ----------------- -------------- ----------------

                             $7.75 -$19.50            1,053,060       6.7           $17.20
                             $19.51-$24.37            1,802,124       6.3           $22.64
                             $24.38-$29.25            1,073,570       6.9           $27.42
                             $29.26-$48.75            1,387,070       5.5           $31.06
                                               ----------------- -------------- ----------------
                                   Total              5,315,824       6.3           $24.72
                                               ================= ============== ================

                                                      OPTIONS EXERCISABLE

                                                 OUTSTANDING
                                 RANGE OF           AS OF       WEIGHTED-AVERAGE
                              EXERCISE PRICE   JANUARY 3, 2004   EXERCISE PRICE
                             ---------------------------------- ------------------

                             $7.75 -$19.50             676,996       $16.30
                             $19.51-$24.37             757,352       $22.04
                             $24.38-$29.25             478,807       $27.51
                             $29.26-$48.75           1,188,878       $30.98
                                               ---------------- ------------------
                                   Total             3,102,033       $25.06
                                               ================ ==================

12.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan. Company contributions to the plan amounted to approximately $1.2 million, $1.2 million and
$2.4 million for fiscal years 2003, 2002 and 2001, respectively.

Effective July 1, 1999, the Company established a defined benefit Supplemental Executive Retirement Plan ("SERP"). The SERP, which in part is funded with the cash surrender values of certain life insurance policies, provides eligible executives with supplemental pension benefits, in addition to amounts received under the Company's other retirement plan. Under the terms of the SERP, upon termination of employment with the Company, eligible participants will be entitled to the benefit amount as defined under the SERP beginning at or after age 55. The Company recorded expenses related to the SERP of approximately $875,000, $3,000 and $20,000 for fiscal years 2003, 2002 and 2001, respectively. Included in fiscal 2003 SERP expense is $784,000 related to the departure of a former executive.

13.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                 Fiscal Year Ended                       2003          2002
                                 ------------------------------------------------------------
                                 DEFERRED TAX ASSETS:
                                      Employee benefits..........       $5,020        $3,596
                                         Lease termination costs.        5,905         7,012
                                      Other......................        4,916         5,382
                                                                   ------------    ----------
                                 TOTAL DEFERRED TAX ASSETS.......       15,841        15,990

                                 DEFERRED TAX LIABILITIES:
                                      Inventories................      $26,260       $11,727
                                      Property and equipment.....       72,756        48,810
                                                                   ------------    ----------
                                      Total deferred tax
                                         liabilities.............       99,016        60,537
                                                                   ------------    ----------
                                 NET DEFERRED TAX LIABILITY......      $83,175       $44,547
                                                                   ============    ==========

At January 3, 2004 and January 4, 2003, the net deferred tax liability was included in the Company's Consolidated Balance Sheet as follows (in thousands):

                                                                      2003           2002
                                 ------------------------------------------------------------
                                 Current deferred taxes..........   $(14,464)      $  2,671
                                 Deferred income taxes...........    (68,711)       (47,218)
                                                                   -----------    -----------
                                 NET DEFERRED TAX LIABILITY......   $ 83,175       $ 44,547
                                                                   ===========    ===========

Based on the anticipated reversal of deferred tax liabilities and the Company's historical and current taxable income, management believes it is more likely than not that the Company will realize the deferred tax assets. Accordingly, no valuation allowance against deferred tax assets is considered necessary.

The provision for income taxes comprised the following for:

                                                                    FISCAL YEAR ENDED
                                ---------------------------------------------------------------
                                (IN THOUSANDS):                2003          2002         2001
                                ---------------------------------------------------------------
                                CURRENT:
                                     U.S. Federal.....      $ 5,636       $ 9,140      $21,726
                                     U.S. State.......          586         1,117        2,728
                                     Non-U.S. ........        1,402            --          432
                                                           ---------    ----------    ---------
                                                              7,624        10,257       24,886
                                                           ---------    ----------    ---------
                                DEFERRED:
                                     U.S. Federal.....       33,933        29,524      (5,917)
                                     U.S. State.......        4,433         3,790        (759)
                                     Non-U.S. ........          262         (798)          651
                                                           ---------    ----------    ---------
                                                             38,628        32,516      (6,025)
                                                           ---------    ----------    ---------
                                TOTAL                       $46,252       $42,773      $18,861
                                                           =========    ==========    =========

                                ---------------------------------------------------------------

The Company has not provided for Federal income tax on the undistributed income of its foreign subsidiaries because the Company intends to permanently reinvest such income.

The following is a reconciliation between the statutory Federal income tax rate and the effective rate for:

                                                                     FISCAL YEAR ENDED
                                -------------------------------------------------------------
                                                                2003        2002        2001
                                -------------------------------------------------------------
                                Effective tax rate..........    38.2%       38.2%       38.8%
                                State income taxes, net of
                                  Federal benefit...........    (2.7)       (2.8)       (2.6)
                                Goodwill....................      --          --        (0.6)
                                Other.......................    (0.5)       (0.4)       (0.6)
                                                            ----------  ----------  ----------
                                Statutory Federal income
                                  tax rate..................    35.0%       35.0%       35.0%

                                -------------------------------------------------------------

14.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, with the exception of the matter discussed in the next paragraph which was settled in fiscal year 2001, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

In fiscal 2001, the Company recorded a pre-tax charge of $4.0 million ($2.5 million after-tax) related to the settlement of a
California litigation in which the court certified the case as a class action on behalf of certain managers of Company stores located in California seeking overtime pay, together with class action claims on behalf of certain former employees seeking accrued vacation pay. The Company admitted no liability in connection with this settlement. Payment of these amounts was made in early fiscal 2002.

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                             (IN THOUSANDS,     FIRST    SECOND      THIRD     FOURTH       FISCAL
                              EXCEPT PER       QUARTER   QUARTER    QUARTER    QUARTER       YEAR
                             SHARE DATA)
                             ------------------------------------------------------------------------
                             NET SALES
                             2003 ..........  $480,471   $523,672   $602,816   $788,313   $2,395,272
                             2002 ..........  $456,911   $461,918   $542,565   $723,322   $2,184,716

                             GROSS PROFIT
                             2003 ..........   192,841    213,698    241,948    316,363      964,850
                             2002 ..........   176,850    188,998    217,139    290,359      873,346

                             NET INCOME
                             2003 ..........     2,078      5,704     20,980     46,063       74,825
                             2002 ..........     5,140      5,586     18,280     40,240       69,246

                             NET INCOME
                             PER SHARE
                             Basic(1)
                             --------
                             2003 ..........   $  0.05   $   0.13   $   0.47   $   1.03   $     1.69
                             2002 ..........   $  0.13   $   0.14   $   0.42   $   0.91   $     1.63

                             Diluted(1)
                             ----------
                             2003 ..........   $  0.05   $   0.13   $   0.47   $   1.02   $     1.67
                             2002 ..........   $  0.12   $   0.13   $   0.41   $   0.90   $     1.60

                             ------------------------------------------------------------------------

                             1 Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the fiscal year.

16.  MARKET INFORMATION (UNAUDITED)

The Company's common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At fiscal year end 2003, there were
12,203 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

                                  For Fiscal 2003
                                  ---------------
                                                                              High       Low
                                                                             ------    ------
                                  First Quarter............................  $23.98    $19.49
                                  Second Quarter...........................  $24.93    $19.27
                                  Third Quarter............................  $29.31    $23.78
                                  Fourth Quarter...........................  $30.45    $24.64

                                  For Fiscal 2002
                                  ---------------
                                                                              High       Low
                                                                             ------    ------
                                  First Quarter............................  $32.55    $24.17
                                  Second Quarter...........................  $37.35    $28.60
                                  Third Quarter............................  $32.70    $18.09
                                  Fourth Quarter...........................  $25.44    $15.05

The Company paid no dividends on its common stock in fiscal 2003 and 2002. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's credit facility currently limits the amount of cash dividends (see Note 8).

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
------------------------------------------------------------------------------------------------------------------------------------

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

The Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. Deloitte & Touche LLP, which assists the Company with its internal audit function, and KPMG LLP, the Company's independent auditors, have free access to the Audit Committee.

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



/s/ Norman Axelrod
------------------
Norman Axelrod
Chairman and Chief Executive Officer



/s/ William T.  Giles
---------------------
William T. Giles
Executive Vice President, Chief Financial Officer

February 4, 2004

INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------------------------------------------------------------

To the Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited the accompanying consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of January 3, 2004 and
January 4, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 3, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linens 'n Things, Inc. and Subsidiaries as of January 3, 2004 and January 4, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in fiscal 2002, the Company adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




/s/ KPMG LLP
------------
KPMG LLP

New York, New York
February 4, 2004

                                                                 F-29