Form 10-Q
period 2004-04-03
LINENS N THINGS INC
filed 2004-05-07
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended April 3, 2004
                    ----------------------------------------

                         Commission file number 1-12381
                         ------------------------------

                             LINENS 'N THINGS, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)


               Delaware                                     22-3463939
---------------------------------------        ---------------------------------
    (State or other jurisdiction of                       (IRS employer
    incorporation or organization)                     identification no.)


                   6 Brighton Road, Clifton, New Jersey 07015
                   ------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (973) 778-1300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Number of shares outstanding as of May 4, 2004:  45,094,564

                                      INDEX
                                      -----


Part I.  Financial Information                                          Page No.
                                                                        --------

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations for the
           Thirteen Weeks Ended April 3, 2004 and April 5, 2003             3

           Condensed Consolidated Balance Sheets as of April 3, 2004,
           January 3, 2004 and April 5, 2003                                4

           Condensed Consolidated Statements of Cash Flows for the
           Thirteen Weeks Ended April 3, 2004 and April 5, 2003             5

           Notes to Condensed Consolidated Financial Statements           6-9

           Independent Auditors' Review Report                             10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      18

Item 4.    Controls and Procedures                                         18

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                19

           Signatures                                                      20


                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share amounts)
                                                   (Unaudited)


                                                                                   Thirteen Weeks Ended
                                                                         ---------------------------------------
                                                                              April 3,              April 5,
                                                                                2004                  2003
                                                                         ------------------    -----------------
Net sales                                                                        $ 552,800            $ 480,471

Cost of sales, including buying and distribution
costs                                                                              332,346              287,630
                                                                         ------------------    -----------------

Gross profit                                                                       220,454              192,841

Selling, general and administrative expenses                                       220,390              189,401
                                                                         ------------------    -----------------

Operating profit                                                                        64                3,440

   Interest income                                                                    (138)                 (56)
   Interest expense                                                                    154                  132
                                                                         ------------------    -----------------
Interest expense, net                                                                   16                   76
                                                                         ------------------    -----------------

Income before provision for income taxes                                                48                3,364

Provision for income taxes                                                              18                1,286
                                                                         ------------------    -----------------

Net income                                                                       $      30            $   2,078
                                                                         ==================    =================

Basic earnings per share                                                         $      --            $    0.05
                                                                         ==================    =================

Fully diluted earnings per share                                                 $      --            $    0.05
                                                                         ==================    =================


                      See accompanying notes to Condensed Consolidated Financial Statements.


                                              LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)


                                                                       April 3,              January 3,              April 5,
                                                                         2004                  2004                    2003
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)             (Audited)              (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                         $    67,754           $   136,129            $    58,445
      Accounts receivable                                                    20,818                29,531                 24,299
      Inventories                                                           762,021               701,928                685,911
      Prepaid expenses and other current assets                              34,768                33,982                 28,782
      Current deferred taxes                                                    292                 1,295                     --
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    885,653               902,865                797,437

    Property and equipment, net                                             386,502               377,244                362,332
    Goodwill, net                                                            18,126                18,126                 18,126
    Deferred charges and other noncurrent assets, net                        12,108                10,783                 10,695
                                                                  -------------------    ------------------    -------------------


Total assets                                                            $ 1,302,389           $ 1,309,018            $ 1,188,590
                                                                  ===================    ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                  $   284,013           $   250,142            $   295,139
      Accrued expenses and other current liabilities                        120,837               174,002                128,525
      Current deferred taxes                                                 11,073                15,759                  6,850
      Short-term borrowings                                                   3,544                    --                  2,244
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               419,467               439,903                432,758
                                                                  -------------------    ------------------    -------------------

    Deferred income taxes and other long-term liabilities                   114,787               107,396                 84,237
                                                                  -------------------    ------------------    -------------------

     Total liabilities                                                      534,254               547,299                516,995

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                                 --                    --                     --
      Common stock, $0.01 par value;
         135,000,000 shares authorized; 45,309,835 shares issued
         and 45,076,496 shares outstanding at April 3, 2004;
         45,052,255 shares issued and 44,818,916 shares
         outstanding at January 3, 2004; and 44,341,745 shares
         issued and 44,104,335 shares outstanding at April 5, 2003
                                                                                453                   450                    444
      Additional paid-in capital                                            369,079               362,483                346,583
      Retained earnings                                                     404,036               404,006                331,259
      Accumulated other comprehensive income                                  1,178                 1,391                     94

      Treasury stock, at cost; 233,339 shares at April 3, 2004 and
         January 3, 2004, and 237,410 shares at April 5, 2003                (6,611)               (6,611)                (6,785)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              768,135               761,719                671,595
                                                                  -------------------    ------------------    -------------------


Total liabilities and shareholders' equity                              $ 1,302,389           $ 1,309,018            $ 1,188,590
                                                                  ===================    ==================    ===================


                               See accompanying notes to Condensed Consolidated Financial Statements.


                                        LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (Unaudited)


                                                                                    Thirteen Weeks Ended
                                                                        ----------------------------------------------
                                                                               April 3,                 April 5,
                                                                                 2004                     2003
                                                                        -----------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $         30             $    2,078
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                                     14,343                 12,842
     Deferred income taxes                                                                749                 12,563
     Loss on disposal of assets                                                             6                     --
     Federal tax benefit  from common  stock  issued under stock
       incentive plans                                                                  1,067                     50
     Changes in assets and liabilities:
       Decrease in accounts receivable                                                  8,702                    246
       Increase in inventories                                                        (60,685)               (69,295)
       Increase in prepaid expenses and other
         current assets                                                                  (671)                (2,241)
       (Increase) decrease in deferred charges and other
         noncurrent assets                                                             (1,537)                    49
       Increase in accounts payable                                                    34,103                 77,489
       Decrease in accrued expenses and other liabilities                             (49,741)               (36,996)
                                                                        -----------------------    -------------------
   Net cash used in operating activities                                              (53,634)                (3,215)
                                                                        -----------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                (23,713)               (25,666)
                                                                        -----------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans                        5,542                    282
   Increase in short-term borrowings                                                    3,546                    303
   Purchase of treasury stock                                                              --                    (16)
                                                                        -----------------------    -------------------
   Net cash provided by financing activities                                            9,088                    569
                                                                        -----------------------    -------------------
   Effect of exchange rate changes on cash and cash equivalents                          (116)                   152

   Net decrease in cash and cash equivalents                                          (68,375)               (28,160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      136,129                 86,605
                                                                        -----------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     67,754             $   58,445
                                                                        =======================    ===================

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                                          $        157             $      185
  Income taxes                                                                   $     10,101             $    9,396


                         See accompanying notes to Condensed Consolidated Financial Statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Linens 'n Things, Inc. and its subsidiaries (collectively "the Company") as of April 3, 2004 and April 5, 2003 and the results of operations for the respective thirteen weeks then ended and cash flows for the thirteen weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the fiscal year ended January 3, 2004, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

Certain prior period expense items, which include inventory shrinkage, have been reclassified between cost of sales and selling, general and administrative expenses to conform with the current period presentation. These reclassifications increased cost of sales and decreased selling, general and administrative expenses by equal amounts with no impact on operating profit for any of the periods presented.

Certain prior period vendor accounts receivable balances have been reclassified to accounts payable to conform with the current period presentation. These reclassifications decreased accounts receivable and accounts payable by equal amounts.

2.   Earnings Per Share

The calculation of basic and fully diluted earnings per share ("EPS") is as follows:

                                                                                       Thirteen Weeks
                                                                                    Ended April 3, 2004
                                                                                (in thousands, except EPS)
                                                                      ----------------------------------------------
                                                                          Net
                                                                         Income            Shares            EPS
                                                                      -------------     ------------    ------------
Basic                                                                    $    30            44,920          $   --

Effect of outstanding stock options
   and deferred stock grants                                                  --             1,211              --
                                                                      -------------     ------------    ------------

Fully diluted                                                            $    30            46,131          $   --
                                                                      =============     ============    ============

                                                                                       Thirteen Weeks
                                                                                    Ended April 5, 2003
                                                                                (in thousands, except EPS)
                                                                      ----------------------------------------------
                                                                          Net
                                                                         Income            Shares            EPS
                                                                      -------------     ------------    ------------
Basic                                                                    $ 2,078            44,098          $ 0.05

Effect of outstanding stock options
   and deferred stock grants                                                  --               426              --
                                                                      -------------    -------------     -----------

Fully diluted                                                            $ 2,078            44,524          $ 0.05
                                                                      =============    =============     ===========

Options for which the exercise price was greater than the average market price of common shares for the periods ended April 3, 2004 and April 5, 2003 were not included in the computation of fully diluted earnings per share. These consisted of options totaling 18,000 shares and 2,589,000 shares for the thirteen weeks ended April 3, 2004 and April 5, 2003, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


3.   Short-Term Borrowing Arrangements

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of April 3, 2004, the additional lines of credit include committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of April 3, 2004, the Company was in compliance with the terms of the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus, on a cumulative basis, an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2003, the Company borrowed against its credit facility for seasonal working capital needs. As of April 3, 2004, the Company had no borrowings under the Credit Agreement and $3.5 million in borrowings under the additional lines of credit at an interest rate of 4.25%. The Company also had $62.2 million of letters of credit outstanding as of April 3, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.


4.   Comprehensive Income

Comprehensive income for the thirteen weeks ended April 3, 2004 and April 5, 2003 is as follows (in thousands):

                                                      Thirteen Weeks Ended
                                                --------------------------------
                                                   April 3,          April 5,
                                                     2004              2003
                                                --------------------------------
COMPREHENSIVE INCOME (LOSS):
Net income                                          $   30             $ 2,078
Other comprehensive income (loss) -
  foreign currency translation adjustment             (213)                480
                                                --------------    --------------
Comprehensive income (loss)                         $ (183)            $ 2,558
                                                ==============    ==============


5.   2001 Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified store closures other than one store, whose reserve was reversed, and one store which is expected to be closed during fiscal 2004.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of April 3, 2004 ($ in millions):

                             Remaining at                 Usage                   Remaining at
                               1/03/04                     2004                     4/03/04
                        -----------------------    ---------------------     -----------------------
                              (Audited)                 (Unaudited)                (Unaudited)
Cash components:
    Lease commitments          $  15.6                    $ (1.6)                    $ 14.0
                        -----------------------    ---------------------     -----------------------

Total                          $  15.6                    $ (1.6)                    $ 14.0
                        =======================    =====================     =======================

The 2004 usage primarily consists of payments for lease commitments and miscellaneous store closing costs. The 2004 activity also includes the reversal of estimated lease commitment and other store closing costs of approximately $0.7 million as these reserves were not needed, offset by an increase to lease commitment costs by a like amount due to changes in estimates based on current negotiations.


6.   Stock Incentive Plans

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $157,000 and $99,000 for the thirteen weeks ended April 3, 2004 and April 5, 2003, respectively. The following table illustrates the effect on net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123, for the thirteen weeks ended April 3, 2004 and April 5, 2003:

                                                                                Thirteen week period ending
                                                                           --------------------------------------
                                                                                 April 3,           April 5,
(in thousands, except per share data)                                              2004               2003
-----------------------------------------------------------------------------------------------------------------
NET INCOME:
     As reported                                                                  $       30         $    2,078
     Deduct:  Total stock-based employee compensation expense
      determined under the fair value based method for all
      awards, net of related tax effects                                               1,753              1,528
                                                                           --------------------------------------
     Pro forma                                                                    $   (1,723)        $      550
                                                                           ======================================

NET INCOME PER SHARE OF COMMON STOCK:
     Basic:
       As reported                                                                $       --         $     0.05
       Pro forma                                                                  $    (0.04)        $     0.01
     Fully diluted:
       As reported                                                                $       --         $     0.05
       Pro forma                                                                  $    (0.04)        $     0.01

-----------------------------------------------------------------------------------------------------------------

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


7.   Guarantees

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of April 3, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.0 million.


8.   Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen week periods ended April 3, 2004 and April 5, 2003, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of April 3, 2004 and April 5, 2003, and the related condensed consolidated statements of operations for the thirteen week periods then ended and the related condensed consolidated statements of cash flows for the thirteen week periods ended April 3, 2004 and April 5, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 3, 2004 (presented herein) and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 3, 2004 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/S/ KPMG LLP

KPMG LLP

New York, New York
May 3, 2004

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


GENERAL

Linens `n Things, Inc. (the "Company") is one of the leading national format specialty retailers. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of April 3, 2004, the Company operated 461 stores in 45 states and in five provinces across Canada.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements. The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time. These critical accounting estimates are discussed in detail in our 2003 Annual Report on Form 10-K.

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 59% of total assets at April 3, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements as of April 3, 2004, January 3, 2004 and April 5, 2003, the Company's sales returns reserve was approximately $5.2 million, $6.2 million and $4.6 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of April 3, 2004, January 3, 2004 and April 5, 2003, the Company's net value for property and equipment was approximately $386.5 million, $377.2 million and $362.3 million, respectively, and goodwill was approximately $18.1 million on each of the aforementioned dates.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of April 3, 2004, January 3, 2004 and April 5, 2003, the Company had $14.0 million, $15.6 million and $21.4 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to close during fiscal year 2004. The Company has continued to negotiate lease buyouts or sublease agreements for these stores. The activity in the first quarter of fiscal 2004 includes the reversal of estimated lease commitment and other store closing costs of approximately $0.7 million as these reserves were not needed, offset by an increase to lease commitment costs by a like amount due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The accrued obligation for these self-insurance programs was approximately $13.2 million as of April 3, 2004, $13.5 million as of January 3, 2004 and $8.9 million as of April 5, 2003.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 3, 2004 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 5, 2003

Results of operations for the thirteen weeks ended April 3, 2004 were impacted by an accounting change resulting from the implementation of the provisions of EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


The provisions of EITF 02-16 impacted the Company's first quarter 2004 results of operations as follows:


     In thousands, except per share data                              EITF 02-16
                                                           As         Adjustment
                                                     Reported             Impact
                                                --------------------------------
     Net sales                                   $    552,800      $         --
     Cost of sales                                    332,346              (141)
                                                --------------------------------

     Gross profit                                     220,454               141
     SG&A                                             220,390            (7,780)
                                                --------------------------------

     Operating profit                                      64             7,921
     Interest expense, net                                 16                --
                                                --------------------------------

     Income before provision for income taxes              48             7,921
     Provision for income taxes                            18             3,026
                                                --------------------------------

     Net income                                  $         30      $      4,895
                                                ================================
     Earnings per share
          Basic                                  $         --      $       0.11
          Fully diluted                          $         --      $       0.11


EITF 02-16 had no impact on the Company's cash flows. Following the initial implementation impact, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for any net changes in vendor allowances.

The EITF 02-16 pre-tax adjustment of $7.9 million represents those allowances reflected as a reduction of the cost of inventory, which historically would have been treated as a reduction of cost of sales or selling, general and administrative expenses ("SG&A"). Beginning in fiscal 2004, due to the Company's changes to its vendor agreements and the requirements of EITF 02-16 the Company no longer records advertising allowances as a reduction to SG&A. For presentation purposes in the above table reflecting the impact of EITF 02-16 on the statement of operations, the Company has allocated the EITF 02-16 pre-tax adjustment to SG&A based on the previous year ratio of vendor advertising allowances recorded within SG&A to sales. The remaining portion of the total EITF 02-16 pre-tax adjustment was allocated to cost of sales.

The following discussion of the results of operations includes and, where indicated, excludes the impact of the implementation of EITF 02-16 ("the accounting change"). In discussing its period-to-period results, the Company believes it is useful, for investors and management in reviewing comparative operating performance and performance indicators, to identify the particular impact of the accounting change on first quarter fiscal 2004 operating performance, and it is useful in understanding and evaluating the Company's operating results and changes in operating performance on a comparative basis. Management uses these adjusted numbers to assist it in managing and evaluating its business and in comparing performance on a period-to-period basis. Its inclusion is intended to provide an additional metric for reviewing performance and supplements, and is not intended to represent, GAAP presentation.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Net sales for the thirteen weeks ended April 3, 2004 increased approximately 15.0% to $552.8 million, up from $480.5 million for the same period last year. The increase in net sales is primarily the result of new store openings since April 5, 2003. At April 3, 2004, the Company operated 461 stores, including 20 stores in Canada, as compared with 400 stores, including 15 stores in Canada, at April 5, 2003. Store square footage increased approximately 13% to 15.8 million at April 3, 2004 compared with 13.9 million at April 5, 2003. During the thirteen weeks ended April 3, 2004, the Company opened 21 stores and closed no stores as compared with opening 16 stores and closing seven stores during the same period last year.

Comparable store net sales increased 4.7% for the thirteen weeks ended April 3, 2004 compared to a decline of 3.2% for the same period last year. The increase in comparable net sales for the thirteen weeks ended April 3, 2004 is due primarily to an increase in customer traffic as well as average transaction, with traffic representing more than 80% of the increase. The Company believes these improved sales results reflect the steady progress being made on its strategic operating initiatives, which include improvements of in-stock inventory positions, particularly on key items and advertised merchandise, expansion of the store inventory ownership program, improvements to its merchandise assortment planning process, and enhancements to the guest shopping experience.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended April 3, 2004 was $220.5 million, or 39.9% of net sales, compared with $192.8 million, or 40.1% of net sales, for the same period last year. Excluding the impact of the accounting change, gross profit for the thirteen weeks ended April 3, 2004 was $220.6 million, or 39.9% of net sales. The slight decline in gross profit as a percentage of net sales is due to an increase in both markdowns and freight costs, which was partially offset by a higher initial mark-on rate. The markdown rate increased slightly due to selected SKU reductions in connection with the Company's assortment planning initiative as well as more focused clearance activities, which have contributed to the Company's improved inventory complexion. Rising fuel prices is the primary reason for the increase in freight costs.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended April 3, 2004 were $220.4 million, or 39.9% of net sales, compared with $189.4 million, or 39.4% of net sales, for the same period last year. Excluding the impact of the accounting change, SG&A for the thirteen weeks ended April 3, 2004 was $212.6 million, or 38.5% of net sales. The Company was successful in leveraging its fixed costs as well as its core operating costs, including store payroll. Included in SG&A for the thirteen weeks ended April 5, 2003 were advertising credits equaling 1.4% of net sales which, as a part of the accounting change, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirteen weeks ended April 3, 2004 was approximately $64,000, or 0.01% of net sales, compared with $3.4 million, or 0.7% of net sales, for the same period last year. Excluding the impact of the accounting change, operating profit for the thirteen weeks ended April 3, 2004 was $8.0 million, or 1.4% of net sales.

Net interest expense for the thirteen weeks ended April 3, 2004 decreased to approximately $16,000 from $76,000 during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings.

The Company's income tax expense was approximately $18,000 for the thirteen weeks ended April 3, 2004, compared with $1.3 million for the same period last year. Excluding the impact of the accounting change, income tax expense for the thirteen weeks ended April 3, 2004 was $3.0 million. The Company's effective tax rate was 38.2% for both the thirteen weeks ended April 3, 2004 and April 5, 2003.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


As a result of the factors described above, net income for the thirteen weeks ended April 3, 2004 was approximately $30,000, zero earnings per share on a fully diluted basis, compared with $2.1 million, or $0.05 per share on a fully diluted basis for the same period last year. Excluding the impact of the accounting change, net income for the thirteen weeks ended April 3, 2004 was $4.9 million, or $0.11 per share on a fully diluted basis.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of April 3, 2004, the additional lines of credit include committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. As of April 3, 2004, the Company was in compliance with the terms of the Credit Agreement. As of April 3, 2004, the Company had no borrowings under the Credit Agreement and $3.5 million in borrowings under the additional lines of credit at an interest rate of 4.25%. The Company also had $62.2 million of letters of credit outstanding as of April 3, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At April 3, 2004, January 3, 2004, and April 5, 2003, the Company owed approximately $69.0 million, $66.2 million, and $56.3 million, respectively, to GECC under this program, which was included in accounts payable.

Net cash used in operating activities for the thirteen weeks ended April 3, 2004 was $53.6 million compared with $3.2 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments.

Net cash used in investing activities for the thirteen weeks ended April 3, 2004 was $23.7 million, compared with $25.7 million for the same period last year. The Company currently estimates capital expenditures will be approximately $80 million in fiscal 2004, primarily for an estimated 45 to 50 new stores, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the thirteen weeks ended April 3, 2004 was $9.1 million compared with $0.6 million for the same period last year. The increase is due to greater proceeds from common stock issued under stock incentive plans.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory. Based on the Company's current evaluation, the estimated impact from the implementation of EITF 02-16 is expected to reduce fully diluted earnings per share on a non-cash basis by approximately $0.24 for fiscal 2004, as a result of delaying the recognition of vendor allowances until the related inventory is sold. The provisions of EITF 02-16 impacted the Company's first quarter 2004 results by approximately $4.9 million, net of tax, or $0.11 per fully diluted share, and the majority of this non-cash reduction in earnings per share is expected to occur in the first two quarters of fiscal 2004. The Company currently expects SG&A on an annualized basis to increase by approximately 1.1% as a percent of sales as a result of this accounting change. This accounting change will have no impact on the Company's cash flows or the expected amount of funds to be received from vendors. In addition, following the initial implementation impact of EITF 02-16 in fiscal 2004, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for future net changes in such vendor allowances.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen week period ended April 3, 2004, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.


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


INTEREST RATE RISK:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of April 3, 2004, the Company had no borrowings under the Credit Agreement and $3.5 million in borrowings under the additional lines of credit at an interest rate of 4.25% (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.


FOREIGN CURRENCY RISK:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 20 stores in Canada as of April 3, 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

Since fiscal year end 2003, there have been no material changes in market risk exposures.


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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company's internal control over financial reporting during the quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBIT INDEX

     EXHIBIT
     NUMBER     DESCRIPTION
     ------     -----------

     15         Letter re unaudited interim financial information

     31.1 Certification of Norman Axelrod, Chairman and Chief Executive Officer of the Company, Pursuant to Securities Exchange Act Rule 13a-14(a).

     31.2 Certification of William T. Giles, Executive Vice President and Chief Financial Officer of the Company, Pursuant to Securities Exchange Act Rule 13a-14(a).

     32 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Norman Axelrod, Chairman and Chief Executive Officer of the Company, and William T. Giles, Executive Vice President and Chief Financial Officer of the Company.

(b)  REPORTS ON FORM 8-K:

     The Company furnished the following reports on Form 8-K during the quarter for which this report on Form 10-Q is filed:

     The Company furnished a Current Report on Form 8-K dated February 4, 2004 in reference to a press release dated February 4, 2004 reporting the Company's sales and earnings results for its fourth quarter and fiscal year ended January 3, 2004.

     The Company furnished a Current Report on Form 8-K dated February 27, 2004 in reference to an employment agreement entered into between the Company and F. David Coder, Senior Vice President, Store Operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LINENS 'N THINGS, INC.



Dated: May 7, 2004                      By:      /s/ Norman Axelrod
                                                 ------------------
                                        Name:    Norman Axelrod
                                        Title:   Chairman and Chief
                                                 Executive Officer


Dated: May 7, 2004                      By:      /s/ William T. Giles
                                                 --------------------
                                        Name:    William T. Giles
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer