Form 10-Q
period 2004-07-03
LINENS N THINGS INC
filed 2004-08-06
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarterly Period Ended July 3, 2004
                     ---------------------------------------

                         Commission file number 1-12381
                         ------------------------------

                             LINENS 'N THINGS, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)


            Delaware                                    22-3463939
------------------------------------        ------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Number of shares outstanding as of August 3, 2004:  45,138,711

                                      INDEX
                                      -----


Part I.    Financial Information                                                    Page No.
                                                                                    --------

Item 1.       Financial Statements

              Condensed Consolidated Statements of Operations for the
              Thirteen and Twenty-Six Weeks Ended July 3, 2004 and July 5, 2003          3

              Condensed Consolidated Balance Sheets as of July 3, 2004,
              January 3, 2004 and July 5, 2003                                           4

              Condensed Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks Ended July 3, 2004 and July 5, 2003                       5

              Notes to Condensed Consolidated Financial Statements                     6-9

              Report of Independent Registered Public Accounting Firm                   10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          11-17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                18

Item 4.       Controls and Procedures                                                   18

Part II.   Other Information

Item 4.       Submission of Matters to a Vote of Security Holders                       19

Item 6.       Exhibits and Reports on Form 8-K                                          19

              Signatures                                                                20


                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (Unaudited)


                                                                   Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                              ------------------------------       --------------------------------
                                                                July 3,            July 5,            July 3,             July 5,
                                                                  2004              2003               2004                2003
                                                              ------------      ------------       ------------        ------------
Net sales                                                     $    578,749      $    523,672       $  1,131,549        $  1,004,143

Cost of sales, including buying and distribution costs             346,250           309,974            678,596             597,604
                                                              ------------      ------------       ------------        ------------

Gross profit                                                       232,499           213,698            452,953             406,539

Selling, general and administrative expenses                       230,889           204,180            451,279             393,581
                                                              ------------      ------------       ------------        ------------

Operating profit                                                     1,610             9,518              1,674              12,958

   Interest income                                                    (30)               (14)              (168)                (70)
   Interest expense                                                    218               302                372                 434
                                                              ------------      ------------       ------------        ------------
Interest expense, net                                                  188               288                204                 364
                                                              ------------      ------------       ------------        ------------

Income before provision for income taxes                             1,422             9,230              1,470              12,594

Provision for income taxes                                             543             3,526                561               4,812
                                                              ------------      ------------       ------------        ------------

Net income                                                    $        879      $      5,704       $        909        $      7,782
                                                              ============      ============       ============        ============

Basic earnings per share                                      $       0.02      $       0.13       $       0.02        $       0.18
                                                              ============      ============       ============        ============

Fully diluted earnings per share                              $       0.02      $       0.13       $       0.02        $       0.17
                                                              ============      ============       ============        ============


                               See accompanying notes to Condensed Consolidated Financial Statements.


                                               LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)


                                                                       July 3,               January 3,              July 5,
                                                                        2004                   2004                   2003
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)             (Audited)             (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                   $          18,990      $        136,129      $           9,446
      Accounts receivable                                                    27,490                29,531                 28,013
      Inventories                                                           765,667               701,928                715,644
      Prepaid expenses and other current assets                              33,734                33,982                 29,940
      Current deferred taxes                                                    404                 1,295                     --
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    846,285               902,865                783,043

    Property and equipment, net                                             390,892               377,244                376,006
    Goodwill, net                                                            18,126                18,126                 18,126
    Deferred charges and other noncurrent assets, net                        12,408                10,783                 10,765
                                                                  -------------------    ------------------    -------------------


Total assets                                                      $       1,267,711      $      1,309,018      $       1,187,940
                                                                  ===================    ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                            $         238,142      $        250,142      $         268,593
      Accrued expenses and other current liabilities                        121,017               174,002                125,303
      Current deferred taxes                                                 11,282                15,759                  8,676
      Short-term borrowings                                                   6,045                    --                 16,874
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               376,486               439,903                419,446
                                                                  -------------------    ------------------    -------------------

    Deferred income taxes and other long-term liabilities                   120,897               107,396                 89,144
                                                                  -------------------    ------------------    -------------------

    Total liabilities                                                       497,383               547,299                508,590

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                                 --                    --                     --
      Common stock, $0.01 par value;
         135,000,000 shares authorized; 45,371,540 shares
         issued and 45,136,991 shares outstanding at July 3,
         2004; 45,052,255 shares issued and 44,818,916 shares
         outstanding at January 3, 2004; and 44,361,771 shares
         issued and 44,132,225 shares outstanding at July 5,
         2003                                                                   454                   450                    444
      Additional paid-in capital                                            370,520               362,483                347,538
      Retained earnings                                                     404,915               404,006                336,963
      Accumulated other comprehensive income                                  1,089                 1,391                    919

      Treasury stock, at cost; 234,549 shares at
         July 3, 2004, 233,339 shares at January 3, 2004 and
         229,546 shares at July 5, 2003                                     (6,650)               (6,611)                (6,514)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              770,328               761,719                679,350
                                                                  -------------------    ------------------    -------------------


Total liabilities and shareholders' equity                        $       1,267,711      $      1,309,018      $       1,187,940
                                                                  ===================    ==================    ===================


                                      See accompanying notes to Condensed Consolidated Financial Statements.


                                        LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (Unaudited)


                                                                                   Twenty-Six Weeks Ended
                                                                        ----------------------------------------------
                                                                               July 3,                  July 5,
                                                                                 2004                     2003
                                                                        -----------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $        909           $      7,782
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                                    29,526                 26,346
     Deferred income taxes                                                             5,342                 17,969
     Loss on disposal of assets                                                          776                    741
     Federal tax benefit from common stock issued under stock
       incentive plans                                                                 1,279                    (18)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                      2,029                 (3,411)
       Increase in inventories                                                       (64,556)               (96,637)
       Decrease (increase) in prepaid expenses
         and other current assets                                                        413                 (4,392)
       Increase in deferred charges and other
         noncurrent assets                                                            (2,048)                  (201)
       (Decrease) increase in accounts payable                                       (11,667)                50,164
       Decrease in accrued expenses and other liabilities                            (47,726)               (40,031)
                                                                        -----------------------    -------------------
   Net cash used in operating activities                                             (85,723)               (41,688)
                                                                        -----------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                               (43,985)               (51,965)
                                                                        -----------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans                       6,762                  1,305
   Increase in short-term borrowings                                                   6,011                 14,690
   (Purchase) issuance of treasury stock                                                 (39)                   255
                                                                        -----------------------    -------------------
   Net cash provided by financing activities                                          12,734                 16,250
                                                                        -----------------------    -------------------
   Effect of exchange rate changes on cash and cash
     equivalents                                                                        (165)                   244

   Net decrease in cash and cash equivalents                                        (117,139)               (77,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     136,129                 86,605
                                                                        -----------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     18,990           $      9,446
                                                                        =======================    ===================

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                                         $        435           $        533
  Income taxes                                                                  $     10,726           $     11,038


                         See accompanying notes to Condensed Consolidated Financial Statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Linens 'n Things, Inc. and its subsidiaries (collectively the "Company") as of July 3, 2004 and July 5, 2003 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

2.      Earnings Per Share

The calculation of basic and fully diluted earnings per share ("EPS") is as follows:

                                                                   Periods Ended July 3, 2004
                                                                   (in thousands, except EPS)
                                            Thirteen Week Period                             Twenty-Six Week Period
                                   -------------------------------------------     ----------------------------------------------
                                       Net                                             Net
                                     Income          Shares            EPS            Income             Shares           EPS
                                   -----------    ------------      ----------     -------------      ------------     ----------
Basic                              $       879          45,108      $     0.02     $         909            45,014     $     0.02

Effect of outstanding stock
   options and deferred stock
   grants                                   --             982              --                --             1,096             --
                                   -----------    ------------      ----------     -------------      ------------     ----------

Fully diluted                      $       879          46,090      $     0.02     $         909            46,110     $     0.02
                                   ===========    ============      ==========     =============      ============     ==========

                                                                   Periods Ended July 5, 2003
                                                                   (in thousands, except EPS)
                                            Thirteen Week Period                             Twenty-Six Week Period
                                   -------------------------------------------     ----------------------------------------------
                                       Net                                             Net
                                     Income          Shares            EPS            Income             Shares           EPS
                                   -----------    ------------      ----------     -------------      ------------     ----------
Basic                              $     5,704          44,118      $     0.13     $       7,782            44,108     $     0.18

Effect of outstanding stock
   options and deferred stock
   grants                                   --             427              --                --               426          (0.01)
                                   -----------    ------------      ----------     -------------      ------------     ----------

Fully diluted                      $     5,704          44,545      $     0.13     $       7,782            44,534     $     0.17
                                   ===========    ============      ==========     =============      ============     ==========

Options for which the exercise price was greater than the average market price of common shares for the periods ended July 3, 2004 and July 5, 2003 were not included in the computation of fully diluted earnings per share. These consisted of options totaling approximately 606,000 shares and 2,555,000 shares for the thirteen weeks and approximately 312,000 shares and 2,555,000 shares for the twenty-six weeks ended July 3, 2004 and July 5, 2003, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


3.      Short-Term Borrowing Arrangements

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of July 3, 2004, the additional lines of credit include committed facilities of approximately $15 million that expire on December 31, 2004 and $11 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of July 3, 2004, the Company was in compliance with its covenants under the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus, on a cumulative basis, an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2004 and 2003, the Company borrowed against its Credit Agreement for seasonal working capital needs. As of July 3, 2004, the Company had no borrowings under the Credit Agreement and approximately $6.0 million in borrowings under the additional lines of credit at a weighted average interest rate of 3.6%. The Company also had $71.2 million of letters of credit outstanding as of July 3, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. The Company also maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At July 3, 2004, January 3, 2004, and July 5, 2003, the Company owed approximately $76.4 million, $66.2 million, and $91.3 million, respectively, to GECC under this program, which was included in accounts payable.

4.      Comprehensive Income

Comprehensive income for the thirteen and twenty-six weeks ended July 3, 2004 and July 5, 2003 is as follows (in thousands):

                                                                Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                           --------------------------------       --------------------------------
                                                               July 3,           July 5,              July 3,           July 5,
                                                                2004              2003                 2004              2003
                                                           --------------    --------------       --------------    --------------
COMPREHENSIVE INCOME (LOSS):
Net income                                                 $         879     $       5,704        $         909     $       7,782
Other comprehensive income (loss) - foreign currency
  translation adjustment                                             (89)              825                 (302)            1,305
                                                           --------------    --------------       --------------    --------------
Comprehensive income (loss)                                $         790     $       6,529        $         607     $       9,087
                                                           ==============    ==============       ==============    ==============

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of July 3, 2004 ($ in millions):

                             Remaining at                 Usage                   Remaining at
                               1/03/04                     2004                     7/03/04
                        -----------------------    ---------------------     -----------------------
                              (Audited)                 (Unaudited)               (Unaudited)
Cash components:
    Lease commitments           $ 15.6                   $ (3.0)                     $ 12.6
                        -----------------------    ---------------------     -----------------------

Total                           $ 15.6                   $ (3.0)                     $ 12.6
                        =======================    =====================     =======================

The 2004 usage primarily consists of payments for lease commitments and miscellaneous store closing costs. The 2004 activity also includes the reversal of estimated lease commitment and other store closing costs of approximately $1.4 million as these reserves were not needed, offset by an increase to lease commitment costs by a like amount due to changes in estimates based on current negotiations.

6.      Stock Incentive Plans

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $0.2 million and $0.3 million for the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively, and $0.3 million and $0.4 million for the twenty-six weeks ended July 3, 2004 and July 5, 2003, respectively. The following table illustrates the effect on net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123, for the thirteen and twenty-six weeks ended July 3, 2004 and July 5, 2003:

                                                           Thirteen Week Period Ending           Twenty-six Week Period Ending
                                                          ------------------------------       ----------------------------------
                                                              July 3,          July 5,              July 3,             July 5,
(in thousands, except per share data)                          2004             2003                 2004                2003
----------------------------------------------------      ------------------------------       ----------------------------------
NET INCOME:
     As reported                                              $   879          $ 5,704              $   909             $ 7,782
     Deduct:  Total stock-based employee
      compensation expense determined under the
      fair value based method for all awards, net
      of related tax effects                                   (1,825)          (2,058)              (3,578)             (3,586)
                                                          ------------------------------       ----------------------------------
     Pro forma                                                $  (946)         $ 3,646              $(2,669)            $ 4,196
                                                          ==============================       ==================================

NET INCOME PER SHARE OF COMMON STOCK:
     Basic:
       As reported                                            $  0.02          $  0.13              $  0.02             $  0.18
       Pro forma                                              $ (0.02)         $  0.08              $ (0.06)            $  0.10
     Fully diluted:
       As reported                                            $  0.02          $  0.13              $  0.02             $  0.17
       Pro forma                                              $ (0.02)         $  0.08              $ (0.06)            $  0.09

----------------------------------------------------------------------------------------

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


7.      Guarantees

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of July 3, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.0 million.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and twenty-six week periods ended July 3, 2004 and July 5, 2003, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of July 3, 2004 and July 5, 2003, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 3, 2004 and July 5, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 3, 2004 (presented herein) and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 3, 2004 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/S/ KPMG LLP

KPMG LLP

New York, New York
July 29, 2004

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


GENERAL

Linens `n Things, Inc. (the "Company") is one of the leading national format specialty retailers. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of July 3, 2004, the Company operated 473 stores in 45 states and in five provinces across Canada.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements. The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time. These critical accounting estimates are discussed in detail in our 2003 Annual Report on Form 10-K.

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 60% of total assets at July 3, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements as of July 3, 2004, January 3, 2004 and July 5, 2003, the Company's sales returns reserve was approximately $5.8 million, $6.2 million and $4.7 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of July 3, 2004, January 3, 2004 and July 5, 2003, the Company's net value for property and equipment was approximately $390.9 million, $377.2 million and $376.0 million, respectively, and goodwill was approximately $18.1 million on each of the aforementioned dates.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T
             -------------------------------------------------------


STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of July 3, 2004, January 3, 2004 and July 5, 2003, the Company had $12.6 million, $15.6 million and $20.2 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to close during fiscal year 2004. The Company has continued to negotiate and / or explore lease buyouts or sublease agreements for these stores. The activity in the twenty-six week period ended July 3, 2004 includes the reversal of estimated lease commitment and other store closing costs of approximately $1.4 million as these reserves were not needed, offset by an increase to lease commitment costs by a like amount due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The accrued obligation for these self-insurance programs was approximately $13.1 million as of July 3, 2004, $13.5 million as of January 3, 2004 and $9.4 million as of July 5, 2003.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.


RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED JULY 3, 2004 COMPARED WITH THIRTEEN WEEKS ENDED JULY 5,
2003

Results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 were impacted by an accounting change resulting from the implementation of the provisions of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in selling, general and administrative expenses ("SG&A") or cost of sales, are now treated as a reduction of cost of inventory.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T
             -------------------------------------------------------


The provisions of EITF 02-16 impacted the Company's results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 as follows (the "As Reported" amounts include the impact of EITF 02-16):

                                                            Thirteen Weeks                    Twenty-six Weeks
                                                   ----------------------------------  --------------------------------
                                                                          EITF 02-16                        EITF 02-16
                                                                As        Adjustment                 As     Adjustment
       In thousands, except per share data                Reported            Impact           Reported         Impact
       -------------------------------------       ----------------------------------  --------------------------------
       Net sales                                         $ 578,749          $     --        $ 1,131,549       $     --
       Cost of sales                                       346,250            (3,411)           678,596         (3,552)
                                                   ----------------------------------  --------------------------------
       Gross profit                                        232,499             3,411            452,953          3,552
       SG&A                                                230,889            (3,183)           451,279        (10,963)
                                                   ----------------------------------  --------------------------------
       Operating profit                                      1,610             6,594              1,674         14,515
       Interest expense, net                                   188                --                204             --
                                                   ----------------------------------  --------------------------------
       Income before provision for income taxes              1,422             6,594              1,470         14,515
       Provision for income taxes                              543             2,519                561          5,544
                                                   ----------------------------------  --------------------------------
       Net income                                        $     879          $  4,075        $       909       $  8,971
                                                   ==================================  ================================
       Earnings per share
            Basic                                        $    0.02          $   0.09        $      0.02       $   0.20
            Fully diluted                                $    0.02          $   0.09        $      0.02       $   0.19

EITF 02-16 had no impact on the Company's cash flows. Following the initial implementation impact, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for any net changes in vendor allowances.

The EITF 02-16 pre-tax adjustments of $6.6 million and $14.5 million for the thirteen weeks and twenty-six weeks ended July 3, 2004, respectively, represents those allowances reflected as a reduction of the cost of inventory, which historically would have been treated as a reduction of cost of sales or SG&A. Beginning in fiscal 2004, due to the Company's changes to its vendor agreements and the requirements of EITF 02-16, the Company no longer records advertising allowances as a reduction to SG&A. The Company has allocated the EITF 02-16 pre-tax adjustment to SG&A based on the previous year ratio of vendor advertising allowances recorded within SG&A to sales. The remaining portion of the total EITF 02-16 pre-tax adjustment was allocated to cost of sales. The Company provides this information in order to allow investors to have better insight into the Company's comparative period-to-period operating performance, and it is intended to supplement, not replace GAAP presentation.

Net sales for the thirteen weeks ended July 3, 2004 increased approximately 10.5% to $578.7 million, up from $523.7 million for the same period last year. The increase in net sales is primarily the result of new store openings since July 5, 2003. At July 3, 2004, the Company operated 473 stores, including 22 stores in Canada, as compared with 415 stores, including 16 stores in Canada, at July 5, 2003. Store square footage increased approximately 12% to 16.1 million at July 3, 2004 compared with 14.3 million at July 5, 2003. During the thirteen weeks ended July 3, 2004, the Company opened 12 stores and closed no stores as compared with opening 16 stores and closing one store during the same period last year.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T
             -------------------------------------------------------


Comparable net sales increased slightly compared to the same quarter last year. Comparable net sales increased 0.2% for the thirteen weeks ended July 3, 2004 compared to an increase of 0.1% for the same period last year. Overall, comparable net sales performance this quarter showed more variability than usual with positive comparable net sales in April and June offset by a softening in comparable net sales in May due to a decline in guest traffic. Overall average transaction size increased slightly which was offset by a decline in guest traffic.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended July 3, 2004 was $232.5 million, or 40.2% of net sales, compared with $213.7 million, or 40.8% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.4 million, or 0.6% of net sales, for the thirteen weeks ended July 3, 2004, accounting for the overall decline in gross profit as a percentage of net sales compared to the prior year. In addition to the decline in gross profit from the EITF 02-16 impact, gross profit improved due to better markdown management as well as slightly less promotional activity, offset by higher freight costs due in part to rising fuel prices.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended July 3, 2004 were $230.9 million, or 39.9% of net sales, compared with $204.2 million, or 39.0% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.2 million, or 0.5% of net sales, for the thirteen weeks ended July 3, 2004. In addition to the increase in SG&A from the EITF 02-16 impact, SG&A increased as a percentage of net sales primarily due to an increase in occupancy cost which grew at a faster rate than sales, partially offset by store payroll and certain operating costs which grew at a slower rate than sales. SG&A for the thirteen weeks ended July 5, 2003 also included advertising credits equaling 0.5% of net sales which, as a part of the EITF 02-16 implementation, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirteen weeks ended July 3, 2004 was $1.6 million, or 0.3% of net sales, compared with $9.5 million, or 1.8% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $6.6 million, or 1.1% of net sales, for the thirteen weeks ended July 3, 2004.

Net interest expense for the thirteen weeks ended July 3, 2004 decreased to $0.2 million from $0.3 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings based on the Company's positive cash flows since July 5, 2003.

The Company's income tax expense was $0.5 million for the thirteen weeks ended July 3, 2004, compared with $3.5 million for the same period last year. The EITF 02-16 adjustment impact was $2.5 million for the thirteen weeks ended July 3, 2004. The Company's effective tax rate was 38.2% for both the thirteen weeks ended July 3, 2004 and July 5, 2003.

As a result of the factors described above, net income for the thirteen weeks ended July 3, 2004 was $0.9 million, or $0.02 per share on a fully diluted basis, compared with $5.7 million, or $0.13 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact was $4.1 million, or $0.09 per share on a fully diluted basis, for the thirteen weeks ended July 3, 2004.


TWENTY-SIX WEEKS ENDED JULY 3, 2004 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 5, 2003

Net sales increased 12.7% to $1,131.5 million for the twenty-six weeks ended July 3, 2004, up from $1,004.1 million for the same period last year, primarily as a result of new store openings since July 5, 2003. During the twenty-six weeks ended July 3, 2004, the Company opened 33 stores and closed no stores compared with opening 32 stores and closing eight stores during the same period last year.

Comparable net sales for the twenty-six weeks ended July 3, 2004 increased 2.3% as compared with a decline of 1.5% for the same period last year. The increase in comparable net sales for the twenty-six weeks ended July 3, 2004 is primarily due to an increase in guest traffic and average transaction size, primarily during the first quarter of 2004.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T
             -------------------------------------------------------


Gross profit for the twenty-six weeks ended July 3, 2004 was $453.0 million, or 40.0% of net sales, compared with $406.5 million, or 40.5% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.6 million, or 0.3% of net sales, for the twenty-six weeks ended July 3, 2004. In addition to the decline in gross profit from the EITF 02-16 impact, gross profit declined as a result of higher freight costs due in part to rising fuel prices partially offset by an improvement in the management of markdowns.

SG&A expenses for the twenty-six weeks ended July 3, 2004 were $451.3 million, or 39.9% of net sales, compared with $393.6 million, or 39.2% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $11.0 million, or 1.0% of net sales, for the twenty-six weeks ended July 3, 2004. The increase in SG&A as a percentage of net sales is primarily attributable to the impact of the EITF 02-16 adjustment and occupancy costs which grew at a faster rate than sales, offset by increases in store payroll and certain other operating costs which grew at a slower rate than sales.

Operating profit for the twenty-six weeks ended July 3, 2004 was $1.7 million, or 0.1% of net sales, compared with $13.0 million, or 1.3% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $14.5 million, or 1.3% of net sales, for the twenty-six weeks ended July 3, 2004.

The Company incurred net interest expense of $0.2 million for the twenty-six weeks ended July 3, 2004, compared with $0.4 million for the same period last year. The decrease in net interest expense is mainly due to lower average borrowings based on the Company's positive cash flows since July 5, 2003.

The Company's income tax expense for the twenty-six weeks ended July 3, 2004 was $0.6 million compared with $4.8 million for the same period last year. The EITF 02-16 adjustment impact was $5.5 million for the twenty-six weeks ended July 3, 2004. The Company's effective tax rate was 38.2% for both the twenty-six weeks ended July 3, 2004 and July 5, 2003.

As a result of the factors described above, net income for the twenty-six weeks ended July 3, 2004 was $0.9 million, or $0.02 per share on a fully diluted basis, compared with $7.8 million, or $0.17 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact was $9.0 million, or $0.19 per share on a fully diluted basis, for the twenty-six weeks ended July 3, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of July 3, 2004, the additional lines of credit include committed facilities of approximately $15 million that expire on December 31, 2004 and $11 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. As of July 3, 2004, the Company was in compliance with its covenants under the Credit Agreement. As of July 3, 2004, the Company had no borrowings under the Credit Agreement and approximately $6.0 million in borrowings under the additional lines of credit at a weighted average interest rate of 3.6%. The Company also had $71.2 million of letters of credit outstanding as of July 3, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At July 3, 2004, January 3, 2004, and July 5, 2003, the Company owed approximately $76.4 million, $66.2 million, and $91.3 million, respectively, to GECC under this program, which was included in accounts payable.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Net cash used in operating activities for the twenty-six weeks ended July 3, 2004 was $85.7 million compared with $41.7 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments.

Net cash used in investing activities for the twenty-six weeks ended July 3, 2004 was $44.0 million, compared with $52.0 million for the same period last year. The Company currently estimates capital expenditures will be approximately $80 to $85 million in fiscal 2004, primarily for an estimated 50 new stores for the year, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the twenty-six weeks ended July 3, 2004 was $12.7 million compared with $16.3 million for the same period last year. The decrease is due to lower short-term borrowings partially offset by greater proceeds from common stock issued under stock incentive plans.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's condensed consolidated statement of operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited consolidated financial statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory. With the adoption of EITF 02-16 all allowances are netted against cost of sales. Based on the Company's current evaluation, the estimated impact from the implementation of EITF 02-16 is expected to reduce fully diluted earnings per share on a non-cash basis by approximately $0.27 to $0.28 for fiscal 2004, as a result of delaying the recognition of vendor allowances until the related inventory is sold. The provisions of EITF 02-16 impacted the Company's results of operations by approximately $9.0 million, net of tax, or $0.19 per fully diluted share for the twenty-six weeks ended July 3, 2004. The Company currently expects SG&A on an annualized basis to increase by approximately 1.1% as a percent of net sales as a result of the implementation of EITF 02-16. EITF 02-16 had no impact on the Company's cash flows. Following the initial implementation impact, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for any net changes in vendor allowances.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T
             -------------------------------------------------------


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and twenty-six week period ended July 3, 2004, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.


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


FORWARD-LOOKING STATEMENTS

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings, EITF 02-16 impact, and other future financial condition, impact, results and performance, constitutes forward-looking statements. All of our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of our Canadian operations, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, timing and actual amount of vendor allowances and the actual impact in fiscal 2004 of EITF 02-16, and our ability to successfully implement and achieve the expected productivity from our strategic and other store initiatives. If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002 and are contained in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.


INTEREST RATE RISK:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of July 3, 2004, the Company had no borrowings under the Credit Agreement and $6.0 million in borrowings under the additional lines of credit at a weighted average interest rate of 3.6% (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.


FOREIGN CURRENCY RISK:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 22 stores in Canada as of July 3, 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company's internal control over financial reporting during the quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on two items at the Annual Meeting of Shareholders held on May 6, 2004:

        1.      To elect two directors for a three-year term
        2. To consider and act upon a proposal to approve the adoption of the 2004 Stock Award and Incentive Plan


The nominees for directors were elected based upon the following votes:

        Nominee                    Votes For         Votes Withheld
        --------------------------------------------------------------
        Stanley P. Goldstein      42,124,839                859,467
        Robert Kamerschen         41,748,850              1,235,456


The proposal to approve the 2004 Stock Award and Incentive Plan received the following votes:

        Votes for approval                               26,459,583
        Votes against                                    13,067,366
        Abstentions                                         598,256
        Broker non-votes                                  2,859,101


Item 6. Exhibits and Reports on Form 8-K

(a)     EXHIBIT INDEX

        EXHIBIT
        NUMBER          DESCRIPTION
        ------          -----------

        15      Letter re: unaudited interim financial information.
        31.1    Certification of Norman Axelrod, Chairman and Chief Executive
                Officer of the Company, pursuant to Securities Exchange Act Rule
                13a-14(a).
        31.2    Certification of William T. Giles, Executive Vice President and
                Chief Financial Officer of the Company, pursuant to Securities
                Exchange Act Rule 13a-14(a).
        32      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, by
                Norman Axelrod, Chairman and Chief Executive Officer of the
                Company, and William T. Giles, Executive Vice President and
                Chief Financial Officer of the Company.

(b)     REPORTS ON FORM 8-K:

        The Company furnished the following reports on Form 8-K during the quarter for which this report on Form 10-Q is filed:

        The Company furnished a Current Report on Form 8-K dated April 20, 2004 in reference to a press release dated April 20, 2004 reporting the Company's sales and earnings results for the thirteen weeks ended April 3, 2004.

        The Company furnished a Current Report on Form 8-K dated June 25, 2004 regarding a change in certifying accountant for the Company's 401(k) Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LINENS 'N THINGS, INC.



Dated: August 6, 2004                      By:    /s/ Norman Axelrod
                                                  ------------------
                                           Name:  Norman Axelrod
                                           Title: Chairman and Chief
                                                  Executive Officer


Dated: August 6, 2004                      By:    /s/ William T. Giles
                                                  --------------------
                                           Name:  William T. Giles
                                           Title: Executive Vice President and
                                                  Chief Financial Officer