Form 10-Q
period 2004-10-02
LINENS N THINGS INC
filed 2004-11-12
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   for Quarterly Period Ended October 2, 2004
                   ------------------------------------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding as of November 3, 2004:  45,177,493

                                             INDEX
                                             -----


Part I.       Financial Information                                                   Page No.
                                                                                      --------

Item 1.       Financial Statements

              Condensed Consolidated Statements of Operations for the Thirteen
              and Thirty-Nine Weeks Ended October 2, 2004 and October 4, 2003              3

              Condensed Consolidated Balance Sheets as of October 2, 2004,
              January 3, 2004 and October 4, 2003                                          4

              Condensed Consolidated Statements of Cash Flows for the
                 Thirty-Nine Weeks Ended October 2, 2004 and October 4, 2003               5

              Notes to Condensed Consolidated Financial Statements                       6-9

              Report of Independent Registered Public Accounting Firm                     10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                            11-17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                  18

Item 4.       Controls and Procedures                                                     18

Part II.      Other Information

Item 6.       Exhibits                                                                    19

              Signatures                                                                  20


                                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)


                                                                Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                           ------------- --- --------------    ------------------------------------
                                                             October 2,        October 4,         October 2,          October 4,
                                                               2004              2003               2004                 2003
                                                           -------------     --------------    ----------------    ----------------
NET SALES                                                   $   654,196       $    602,816      $    1,785,745      $    1,606,959

Cost of sales, including buying and distribution costs          386,191            360,868           1,064,787             958,472
                                                           -------------     --------------    ----------------    ----------------

GROSS PROFIT                                                    268,005            241,948             720,958             648,487

Selling, general and administrative expenses                    240,127            207,764             691,406             601,345
                                                           -------------     --------------    ----------------    ----------------

OPERATING PROFIT                                                 27,878             34,184              29,552              47,142

   Interest income                                                 (138)               (20)               (306)                (90)
   Interest expense                                                 136                256                 508                 690
                                                           -------------     --------------    ----------------    ----------------
Interest (income) expense, net                                      (2)                236                 202                 600
                                                           -------------     --------------    ----------------    ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                         27,880             33,948              29,350              46,542

Provision for income taxes                                       10,650             12,968              11,211              17,780
                                                           -------------     --------------    ----------------    ----------------

NET INCOME                                                  $    17,230       $     20,980      $       18,139      $       28,762
                                                           =============     ==============    ================    ================

BASIC EARNINGS PER SHARE                                    $      0.38       $       0.47      $         0.40      $         0.65
                                                           =============     ==============    ================    ================

FULLY DILUTED EARNINGS PER SHARE                            $      0.38       $       0.47      $         0.39      $         0.64
                                                           =============     ==============    ================    ================


                               See accompanying notes to Condensed Consolidated Financial Statements.


                                               LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      October 2,            January 3,              October 4,
                                                                         2004                  2004                    2003
                                                                  -------------------    ------------------    -------------------
                                                                     (Unaudited)             (Audited)             (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                    $         54,460       $       136,129       $         22,731
      Accounts receivable                                                    26,494                29,531                 24,725
      Inventories                                                           795,873               701,928                746,310
      Prepaid expenses and other current assets                              35,331                33,982                 33,236
      Current deferred taxes                                                    472                 1,295                     --
                                                                  -------------------    ------------------    -------------------
    Total current assets                                                    912,630               902,865                827,002

    Property and equipment, net of accumulated depreciation and amortization of $280,441, $237,140 and $226,769 at
      October 2, 2004, January 3, 2004 and October 4, 2003,
      respectively                                                          397,947               377,244                380,415
    Goodwill, net                                                            18,126                18,126                 18,126
    Deferred charges and other noncurrent assets, net                        12,318                10,783                 10,710
                                                                  -------------------    ------------------    -------------------

Total assets                                                       $      1,341,021       $     1,309,018       $      1,236,253
                                                                  ===================    ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $        279,169       $       250,142       $        298,221
      Accrued expenses and other current liabilities                        138,033               174,002                130,053
      Current deferred taxes                                                  7,138                15,759                  7,152
      Short-term borrowings                                                     560                    --                  3,221
                                                                  -------------------    ------------------    -------------------
    Total current liabilities                                               424,900               439,903                438,647
                                                                  -------------------    ------------------    -------------------

    Deferred income taxes and other long-term liabilities                   127,606               107,396                 95,484
                                                                  -------------------    ------------------    -------------------

    Total liabilities                                                       552,506               547,299                534,131

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
        authorized; none issued and outstanding                                  --                    --                     --
      Common stock, $0.01 par value;
        135,000,000 shares authorized; 45,403,722 shares
        issued and 45,169,173 shares outstanding at October 2,
        2004; 45,052,255 shares issued and 44,818,916 shares
        outstanding at January 3, 2004; and 44,458,107 shares
        issued and 44,228,561 shares outstanding at October 4,
        2003                                                                    454                   450                    444
      Additional paid-in capital                                            370,749               362,483                349,321
      Retained earnings                                                     422,145               404,006                357,943
      Accumulated other comprehensive income                                  1,817                 1,391                    927

      Treasury stock, at cost; 234,549 shares at
         October 2, 2004, 233,339 shares at January 3, 2004 and
         229,546 shares at October 4, 2003                                   (6,650)               (6,611)                (6,513)
                                                                  -------------------    ------------------    -------------------
    Total shareholders' equity                                              788,515               761,719                702,122
                                                                  -------------------    ------------------    -------------------

Total liabilities and shareholders' equity                         $      1,341,021       $     1,309,018       $      1,236,253
                                                                  ===================    ==================    ===================


                               See accompanying notes to Condensed Consolidated Financial Statements.


                                        LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)


                                                                                   Thirty-Nine Weeks Ended
                                                                        ----------------------------------------------
                                                                              October 2,               October 4,
                                                                                 2004                     2003
                                                                        -----------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $             18,139       $         28,762
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                                     45,589                 40,421
     Deferred income taxes                                                              4,578                 23,001
     Loss on disposal of assets                                                         1,357                    772
     Federal tax benefit  from common  stock  issued under stock
       incentive plans                                                                  1,297                    418
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                       3,090                   (130)
       Increase in inventories                                                        (92,760)              (127,301)
       Increase in prepaid expenses and other
         current assets                                                                (1,384)                (8,491)
       Increase in deferred charges and other
         noncurrent assets                                                             (2,118)                  (349)
       Increase in accounts payable                                                    28,549                 79,758
       Decrease in accrued expenses and other liabilities                             (28,775)               (34,658)
                                                                        -----------------------    -------------------
   Net cash (used in) provided by operating activities                                (22,438)                 2,203
                                                                        -----------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                (66,542)               (70,306)
                                                                        -----------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans                        6,974                  2,651
   Increase in short-term borrowings                                                      532                  1,070
   (Purchase) issuance of treasury stock                                                  (39)                   255
                                                                        -----------------------    -------------------
   Net cash provided by financing activities                                            7,467                  3,976
                                                                        -----------------------    -------------------
   Effect of exchange rate changes on cash and cash
     equivalents                                                                         (156)                   253
                                                                        -----------------------    -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (81,669)               (63,874)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      136,129                 86,605
                                                                        -----------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $             54,460       $         22,731
                                                                        =======================    ===================

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                                  $                561       $            973
  Income taxes                                                           $             11,214       $         11,036


                         See accompanying notes to Condensed Consolidated Financial Statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Linens 'n Things, Inc. and its subsidiaries (collectively the "Company") as of October 2, 2004 and October 4, 2003 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

2.   EARNINGS PER SHARE

The calculation of basic and fully diluted earnings per share ("EPS") is as follows:

                                                                    Periods Ended October 2, 2004
                                                                      (in thousands, except EPS)
                                      ----------------------------------------------------------------------------------------------
                                                  Thirteen Week Period                            Thirty-Nine Week Period
                                      -------------------------------------------     ----------------------------------------------
                                           Net                                             Net
                                         Income          Shares           EPS            Income          Shares            EPS
                                      ------------    ------------    -----------     ------------    ------------     -----------
Basic                                  $   17,230          45,143      $    0.38       $   18,139          45,057       $    0.40

Effect of outstanding stock
   options and deferred stock
   grants                                      --             459             --               --             884           (0.01)
                                      ------------    ------------    -----------     ------------    ------------     -----------

Fully diluted                          $   17,230          45,602      $    0.38       $   18,139          45,941       $    0.39
                                      ============    ============    ===========     ============    ============     ===========


                                                                      Periods Ended October 4, 2003
                                                                       (in thousands, except EPS)
                                      ----------------------------------------------------------------------------------------------
                                                  Thirteen Week Period                            Thirty-Nine Week Period
                                      -------------------------------------------     ----------------------------------------------
                                           Net                                             Net
                                         Income          Shares           EPS            Income          Shares            EPS
                                      ------------    ------------    -----------     ------------    ------------     -----------
Basic                                  $   20,980          44,208      $    0.47       $   28,762          44,141       $    0.65

Effect of outstanding stock
   options and deferred stock
   grants                                      --             819             --               --             558           (0.01)
                                      ------------    ------------    -----------     ------------    ------------     -----------

Fully diluted                          $   20,980          45,027      $    0.47       $   28,762          44,699       $    0.64
                                      ============    ============    ===========     ============    ============     ===========

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


Options for which the exercise price was greater than the average market price of common shares for the periods ended October 2, 2004 and October 4, 2003 were not included in the computation of fully diluted earnings per share. These consisted of options totaling approximately 2,640,000 shares and 1,486,000 shares for the thirteen weeks and approximately 1,088,000 shares and 1,486,000 shares for the thirty-nine weeks ended October 2, 2004 and October 4, 2003, respectively.

3.   SHORT-TERM BORROWING ARRANGEMENTS

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of October 2, 2004, the additional lines of credit include committed facilities of approximately $16 million that expire on December 31, 2004 and $12 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. Interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. As of October 2, 2004, the Company was in compliance with its covenants under the Credit Agreement. The Credit Agreement limits, among other things, the amount of cash dividends the Company may pay. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $25 million plus, on a cumulative basis, an amount equal to 50% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending March 30, 2002. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. The Company is required under the Credit Agreement to reduce the balance of outstanding domestic borrowings to zero for 30 consecutive days during each period beginning on December 1st of any fiscal year and ending on March 15th of the following fiscal year. At various times throughout 2004 and 2003, the Company borrowed against its Credit Agreement for seasonal working capital needs. As of October 2, 2004, the Company had no borrowings under the Credit Agreement and approximately $0.6 million in borrowings under the additional lines of credit at an interest rate of 4.75%. The Company also had $100.5 million of letters of credit outstanding as of October 2, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. The Company also maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At October 2, 2004, January 3, 2004, and October 4, 2003, the Company owed approximately $67.4 million, $66.2 million, and $100.6 million, respectively, to GECC under this program, which was included in accounts payable.

4.   COMPREHENSIVE INCOME

Comprehensive income for the thirteen and thirty-nine weeks ended October 2, 2004 and October 4, 2003 is as follows (in thousands):


                                                             Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                      -----------------------------------    -----------------------------------

                                                         October 2,         October 4,          October 2,         October 4,
                                                            2004               2003                2004               2003
                                                      ----------------   ----------------    ----------------   ----------------
COMPREHENSIVE INCOME:
Net income                                             $       17,230     $       20,980      $       18,139     $       28,762
Other comprehensive income - foreign currency
  translation adjustment                                          728                  8                 426              1,313
                                                      ----------------   ----------------    ----------------   ----------------
Comprehensive income                                   $       17,958     $       20,988      $       18,565     $       30,075
                                                      ================   ================    ================   ================

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


5.   2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased, the Company is not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed by early fiscal 2005.

The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of October 2, 2004 ($ in millions):

                                            Remaining at                 Usage                   Remaining at
                                              1/03/04                     2004                     10/02/04
                                       -----------------------    ---------------------     -----------------------
                                             (Audited)                 (Unaudited)                (Unaudited)
Cash components:
    Lease commitments                          $ 15.6                   $ (6.2)                     $ 9.4
                                       -----------------------    ---------------------     -----------------------

Total                                          $ 15.6                   $ (6.2)                     $ 9.4
                                       =======================    =====================     =======================

The 2004 usage primarily consists of payments for lease commitments. The 2004 activity also includes the reversal of estimated lease commitment costs of approximately $1.4 million as these reserves were not needed, offset by an increase to lease commitment costs by approximately $1.6 million due to changes in estimates based on current negotiations.

6.   STOCK INCENTIVE PLANS

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized in connection with stock options under these plans in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $0.1 million and $0.2 million for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively, and $0.4 million and $0.7 million for the thirty-nine weeks ended October 2, 2004 and October 4, 2003, respectively. The following table illustrates the effect on net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123, for the thirteen and thirty-nine weeks ended October 2, 2004 and October 4, 2003:

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                                                           Thirteen Week Period Ending          Thirty-Nine Week Period Ending
                                                          ------------------------------       ----------------------------------
                                                            October 2,       October 4,             October 2,        October 4,
(in thousands, except per share data)                             2004             2003                   2004              2003
----------------------------------------------------      ------------------------------       ----------------------------------
NET INCOME:
     As reported                                           $    17,230      $    20,980            $    18,139       $    28,762
     Deduct:  Total stock-based employee
      compensation expense determined under the
      fair-value-based method for all awards, net
      of related tax effects                                    (1,566)          (1,740)                (5,144)           (5,326)
                                                          ------------------------------       ----------------------------------
     Pro forma                                             $    15,664      $    19,240            $    12,995       $    23,436
                                                          ==============================       ==================================

NET INCOME PER SHARE OF COMMON STOCK:
     Basic:
       As reported                                         $      0.38      $      0.47            $      0.40       $      0.65
       Pro forma                                           $      0.35      $      0.44            $      0.29       $      0.53
     Fully diluted:
       As reported                                         $      0.38      $      0.47            $      0.39       $      0.64
       Pro forma                                           $      0.34      $      0.43            $      0.28       $      0.52

----------------------------------------------------      ------------------------------       ----------------------------------

7.   GUARANTEES

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of October 2, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.9 million.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 was effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited consolidated financial statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in selling, general and administrative expenses ("SG&A") or cost of sales, are now treated as a reduction of cost of inventory.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen and thirty-nine week periods ended October 2, 2004 and October 4, 2003, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of October 2, 2004 and October 4, 2003, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 2, 2004 and October 4, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

New York, New York
November 4, 2004

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


GENERAL

Linens `n Things, Inc. (the "Company") is one of the leading national format specialty retailers. The Company's stores emphasize a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of October 2, 2004, the Company operated 479 stores in 45 states and in five provinces across Canada.


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

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 59% of total assets at October 2, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements as of October 2, 2004, January 3, 2004 and October 4, 2003, the Company's sales returns reserve was approximately $6.0 million, $6.2 million and $5.2 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of October 2, 2004, January 3, 2004 and October 4, 2003, the Company's net value for property and equipment was approximately $397.9 million, $377.2 million and $380.4 million, respectively, and goodwill was approximately $18.1 million on each of these dates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of October 2, 2004, January 3, 2004 and October 4, 2003, the Company had $9.4 million, $15.6 million and $17.3 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed by early fiscal 2005. The Company has continued to negotiate and/or explore lease buyouts or sublease agreements for these stores. The activity in the thirty-nine week period ended October 2, 2004 includes the reversal of estimated lease commitment costs of approximately $1.4 million as these reserves were not needed, offset by an increase to lease commitment costs by approximately $1.6 million due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The accrued obligation for these self-insurance programs was approximately $14.8 million as of October 2, 2004, $13.5 million as of January 3, 2004 and $13.5 million as of October 4, 2003.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.


RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED OCTOBER 2, 2004 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 4, 2003

Results of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004 were impacted by an accounting change resulting from the implementation of the provisions of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. EITF 02-16 was effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in selling, general and administrative expenses ("SG&A") or cost of sales, are now treated as a reduction of cost of inventory.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


The provisions of EITF 02-16 impacted the Company's results of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004 as follows (the "As Reported" amounts include the impact of EITF 02-16):

                                                      Thirteen Weeks                     Thirty-Nine Weeks
                                            ----------------------------------  ----------------------------------
In thousands, except per share data                                EITF 02-16                           EITF 02-16
                                                         As        Adjustment                 As        Adjustment
                                                   Reported            Impact           Reported            Impact
------------------------------------------  ----------------------------------  ----------------------------------
Net sales                                         $ 654,196        $       --        $ 1,785,745        $      --
Cost of sales                                       386,191             7,634          1,064,787            4,082
                                            ----------------------------------  ----------------------------------
Gross profit (loss)                                 268,005            (7,634)           720,958           (4,082)
SG&A                                                240,127           (11,430)           691,406          (22,393)
                                            ----------------------------------  ----------------------------------
Operating profit                                     27,878             3,796             29,552           18,311
Interest (income) expense, net                           (2)               --                202               --
                                            ----------------------------------  ----------------------------------
Income before provision for income taxes             27,880             3,796             29,350           18,311
Provision for income taxes                           10,650             1,450             11,211            6,995
                                            ----------------------------------  ----------------------------------
Net income                                        $  17,230        $    2,346        $    18,139        $  11,316
                                            ==================================  ==================================
Earnings per share
     Basic                                        $    0.38        $     0.05        $      0.40        $    0.25
     Fully diluted                                $    0.38        $     0.05        $      0.39        $    0.25

EITF 02-16 had no impact on the Company's cash flows. Following the initial implementation impact, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for any net changes in such vendor allowances.

The EITF 02-16 pre-tax adjustments of $3.8 million and $18.3 million for the thirteen weeks and thirty-nine weeks ended October 2, 2004, respectively, represent those allowances reflected as a reduction of the cost of inventory, which historically would have been treated as a reduction of cost of sales or SG&A. Beginning in fiscal 2004, due to the Company's changes to its vendor agreements and the requirements of EITF 02-16, the Company no longer records advertising allowances as a reduction to SG&A. The Company has allocated the EITF 02-16 pre-tax adjustment to SG&A based on the previous year ratio of vendor advertising allowances recorded within SG&A to sales. The remaining portion of the total EITF 02-16 pre-tax adjustment was allocated to cost of sales.

Net sales for the thirteen weeks ended October 2, 2004 increased approximately 8.5% to $654.2 million, up from $602.8 million for the same period last year. The increase in net sales is primarily the result of new store openings since October 4, 2003. At October 2, 2004, the Company operated 479 stores, including 22 stores in Canada, as compared with 435 stores, including 17 stores in Canada, at October 4, 2003. Store square footage increased approximately 9.0% to 16.3 million at October 2, 2004 compared with 14.9 million at October 4, 2003. During the thirteen weeks ended October 2, 2004, the Company opened 8 stores and closed two stores as compared with opening 21 stores and closing one store during the same period last year.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Comparable net sales declined 0.5% for the thirteen weeks ended October 2, 2004 compared to an increase of 1.8% for the same period last year. Although the third quarter began well, overall sales performance became softer as the quarter progressed, primarily attributable to a decline in guest traffic. For the quarter, average transaction size increased slightly compared to the prior year. The Company estimates that the hurricanes that affected our stores in the Southeast also negatively impacted comparable net sales performance by approximately 0.5%.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended October 2, 2004 was $268.0 million, or 41.0% of net sales, compared with $241.9 million, or 40.1% of net sales, for the same period last year. The EITF 02-16 adjustment impact was to increase gross profit by $7.6 million, or 1.2% of net sales, for the thirteen weeks ended October 2, 2004, accounting for most of the increase in gross profit as a percentage of net sales compared to the prior year. The increase in gross profit from the EITF 02-16 impact was offset by primarily higher markdowns, most of which occurred during the September clearance event.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended October 2, 2004 were $240.1 million, or 36.7% of net sales, compared with $207.8 million, or 34.5% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $11.4 million, or 1.7% of net sales, for the thirteen weeks ended October 2, 2004. In addition to the increase in SG&A from the EITF 02-16 impact, SG&A increased as a percentage of net sales primarily due to higher occupancy cost as a percentage of net sales. SG&A for the thirteen weeks ended October 4, 2003 also included advertising credits equaling 1.7% of net sales, which, as a part of the EITF 02-16 implementation, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirteen weeks ended October 2, 2004 was $27.9 million, or 4.3% of net sales, compared with $34.2 million, or 5.7% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.8 million, or 0.6% of net sales, for the thirteen weeks ended October 2, 2004.

Net interest income for the thirteen weeks ended October 2, 2004 was approximately $2,000 compared to $0.2 million of net interest expense during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as compared to the same period last year.

The Company's income tax expense was $10.7 million for the thirteen weeks ended October 2, 2004, compared with $13.0 million for the same period last year. The EITF 02-16 adjustment impact was $1.5 million for the thirteen weeks ended October 2, 2004. The Company's effective tax rate was 38.2% for both the thirteen weeks ended October 2, 2004 and October 4, 2003.

As a result of the factors described above, net income for the thirteen weeks ended October 2, 2004 was $17.2 million, or $0.38 per share on a fully diluted basis, compared with $21.0 million, or $0.47 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact to net income was $2.3 million, or $0.05 per share on a fully diluted basis, for the thirteen weeks ended October 2, 2004.


THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 4, 2003

Net sales increased 11.1% to $1,785.7 million for the thirty-nine weeks ended October 2, 2004, up from $1,607.0 million for the same period last year, primarily as a result of new store openings since October 4, 2003. During the thirty-nine weeks ended October 2, 2004, the Company opened 41 stores and closed two stores compared with opening 53 stores and closing nine stores during the same period last year.

Comparable net sales for the thirty-nine weeks ended October 2, 2004 increased 1.3% as compared with a decline of 0.3% for the same period last year. The increase in comparable net sales for the thirty-nine weeks ended October 2, 2004 is primarily due to an increase in guest traffic, primarily during the first quarter of 2004, and a slight increase in average transaction size.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Gross profit for the thirty-nine weeks ended October 2, 2004 was $721.0 million, or 40.4% of net sales, compared with $648.5 million, or 40.4% of net sales, for the same period last year. The EITF 02-16 adjustment impact was to increase gross profit by $4.1 million, or 0.3% of net sales, for the thirty-nine weeks ended October 2, 2004. The increase in gross profit from the EITF 02-16 impact was offset by a gross profit decline as a result of higher freight costs due, in part, to rising fuel prices.

SG&A expenses for the thirty-nine weeks ended October 2, 2004 were $691.4 million, or 38.7% of net sales, compared with $601.3 million, or 37.4% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $22.4 million, or 1.3% of net sales, for the thirty-nine weeks ended October 2, 2004. The increase in SG&A as a percentage of net sales is primarily attributable to the impact of the EITF 02-16 adjustment. SG&A for the thirty-nine weeks ended October 4, 2003 also included advertising credits equaling 1.3% of net sales, which, as a part of the EITF 02-16 implementation, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirty-nine weeks ended October 2, 2004 was $29.6 million, or 1.7% of net sales, compared with $47.1 million, or 2.9% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $18.3 million, or 1.0% of net sales, for the thirty-nine weeks ended October 2, 2004.

The Company incurred net interest expense of $0.2 million for the thirty-nine weeks ended October 2, 2004, compared with $0.6 million for the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as compared to the same period last year.

The Company's income tax expense for the thirty-nine weeks ended October 2, 2004 was $11.2 million compared with $17.8 million for the same period last year. The EITF 02-16 adjustment impact was $7.0 million for the thirty-nine weeks ended October 2, 2004. The Company's effective tax rate was 38.2% for both the thirty-nine weeks ended October 2, 2004 and October 4, 2003.

As a result of the factors described above, net income for the thirty-nine weeks ended October 2, 2004 was $18.1 million, or $0.39 per share on a fully diluted basis, compared with $28.8 million, or $0.64 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact to net income was $11.3 million, or $0.25 per share on a fully diluted basis, for the thirty-nine weeks ended October 2, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. The Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of October 2, 2004, the additional lines of credit include committed facilities of approximately $16 million that expire on December 31, 2004 and $12 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. As of October 2, 2004, the Company was in compliance with its covenants under the Credit Agreement. As of October 2, 2004, the Company had no borrowings under the Credit Agreement and approximately $0.6 million in borrowings under the additional lines of credit at an interest rate of 4.75%. In accordance with the seasonal nature of the Company's business, the Company may from time to time borrow under its Credit Agreement and additional lines of credit, including during the fourth quarter. These borrowings are not currently expected to exceed $40 million in the aggregate for the fourth quarter, and are intended to be used as working capital and similar general corporate needs in the fourth quarter. The Company also had $100.5 million of letters of credit outstanding as of October 2, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At October 2, 2004, January 3, 2004, and October 4, 2003, the Company owed approximately $67.4 million, $66.2 million, and $100.6 million, respectively, to GECC under this program, which was included in accounts payable.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Net cash used in operating activities for the thirty-nine weeks ended October 2, 2004 was $22.4 million compared with $2.2 million provided by operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments.

Net cash used in investing activities for the thirty-nine weeks ended October 2, 2004 was $66.5 million, compared with $70.3 million for the same period last year. The Company currently estimates capital expenditures will be approximately $85 million in fiscal 2004, primarily for an estimated 53 new stores for the year, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the thirty-nine weeks ended October 2, 2004 was $7.5 million compared with $4.0 million for the same period last year. The increase is due to greater proceeds from common stock issued under stock incentive plans.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year. As the Company's business continues to grow and its store expansion plans are implemented, such peak periods may require increases in the amounts available under its credit facilities from those currently existing and/or other debt or equity funding. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, its access to existing and increased credit facilities and its uncommitted lines of credit will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

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

FORWARD-LOOKING STATEMENTS

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, the results and success of our holiday selling season, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, our ability to anticipate and control our operating and selling expenses, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, the actual impact in fiscal 2004 of EITF 02-16 as discussed herein, any inability to timely satisfy, or any problems or issues arising in connection with, management's required Section 404 internal controls systems testing and evaluation or management's report thereon or our outside auditor's required testing or report on the adequacy of our internal controls, and our ability to successfully implement our strategic initiatives.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002 and are contained in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. You are urged to consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, even if such results or changes make it clear that any projected results will not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.


INTEREST RATE RISK:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of October 2, 2004, the Company had no borrowings under the Credit Agreement and approximately $0.6 million in borrowings under the additional lines of credit at an interest rate of 4.75% (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.


FOREIGN CURRENCY RISK:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 22 stores in Canada as of October 2, 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company's internal control over financial reporting during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We have been in the process of evaluating our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to report on, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are continuing to perform the system and process evaluation and testing required by Section 404, as well as evaluating and undertaking various remediation actions for deficiencies identified to date, in an effort to comply with the management certification and auditor attestation requirements of Section 404. This is a new evaluation, testing and report process for both the Company and our registered independent public accounting firm. We cannot be certain as to the results of or the timing of completion of the evaluation, testing and remediation actions or the impact of the same on the required report on our internal controls by us or the required report thereon by our registered independent public accounting firm to be provided in connection with our financial statements for the 2004 fiscal year.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

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



                                        LINENS 'N THINGS, INC.



DATED: November 12, 2004                BY:      /s/ Norman Axelrod
                                                 ------------------
                                        NAME:    Norman Axelrod
                                        TITLE:   Chairman and Chief
                                                 Executive Officer


DATED: November 12, 2004                BY:      /s/ William T. Giles
                                                 --------------------
                                        NAME:    William T. Giles
                                        TITLE:   Executive Vice President and
                                                 Chief Financial Officer