Form 10-K
period 2005-01-01
LINENS N THINGS INC
filed 2005-04-01
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
--------------------------------------------------------------------------------
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

                             YES   X         NO
                                 -----          -----

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 3, 2004, based on the closing sale price on the New York Stock Exchange on such date, was approximately $1,299 million. The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of March 29, 2005 was 45,243,675.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS


FORM 10-K
ITEM NO.   NAME OF ITEM                                                     PAGE
-------    ------------                                                     ----

                                     PART I
Item 1.    Business........................................................    4
Item 2.    Properties......................................................   10
Item 3.    Legal Proceedings...............................................   12
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................   12

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters and Issuer Purchases of Equity Securities...........   13
Item 6.    Selected Financial Data.........................................   14
Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............   15
Item 7A.   Quantitative and Qualitative Disclosures
               about Market Risk...........................................   26
Item 8.    Financial Statements and Supplementary
               Data........................................................   26
Item 9.    Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure..................................................   50
Item 9A.   Controls and Procedures.........................................   50
Item 9B.   Other Information...............................................   54

                                    PART III
Item 10.   Directors and Executive Officers of
               the Registrant..............................................   55
Item 11.   Executive Compensation..........................................   55
Item 12.   Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters.......   55
Item 13.   Certain Relationships and Related
               Transactions................................................   57
Item 14.   Principal Accountant Fees and Services..........................   57

                                     PART IV
Item 15.   Exhibits and Financial Statement Schedules......................   58

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Linens 'n Things, Inc., a Delaware corporation, and its subsidiaries ("Linens 'n Things" or the "Company") is one of the leading, national large format retailers of home textiles, housewares and home accessories operating 492 stores in 45 states and five provinces in Canada as of fiscal year end 2004. The Company was a wholly owned subsidiary of CVS Corporation, formerly Melville Corporation, until 1996.

        The Company's business strategy is to offer a broad selection of high quality brand-name as well as private label home furnishings merchandise at everyday values, to provide knowledgeable sales assistance and attentive guest service and to maintain low operating costs. The Company's target customer, or guest, is a woman between the ages of 25 and 55 who is fashion and brand conscious, has good-to-better income, and focuses on the home as a reflection of her individuality - the home enthusiast.

        The Company is committed to providing its guests with a one-stop shopping destination for their home furnishing needs by offering a broad and deep selection of high quality, brand name "linens" (E.G., bedding, towels, window treatments and table linens) and "things" (E.G., housewares, home and decorative accessories) merchandise with an everyday low pricing strategy. The Company's extensive merchandise offering of over 25,000 SKUs in an average store enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. Nationally trusted brand names the Company offers include All-Clad, Braun, Calphalon, Conair, Croscill, Cuisinart, Henckels, Krups, KitchenAid, Nautica, OXO, Wamsutta and Yankee Candle. The Company also carries a number of exclusive products, including several high-fashion home textile patterns from Waverly. In addition, the Company sells merchandise under its own private label, LNT Home, which is designed to compliment the Company's roster of brand name products by offering its guests quality merchandise at value prices.

        The Company's store format features an efficient racetrack layout that offers a broad merchandise selection in a visually appealing, guest-friendly format. The Company operates various store size formats, generally ranging from 22,000 to 50,000 gross square feet, which allows the Company to match the size of its stores with the market potential of each location. The Company's stores are located predominately in power strip centers adjacent to complementary broad-based retail chains. The Company opened 54 new stores and closed two stores in fiscal 2004, increasing its square footage to approximately 16.7 million.

        As part of its business strategy, the Company instituted centralized management and operating programs and continues to invest in its distribution and management information systems infrastructure in order to control operating expenses as the Company grows.

EXECUTIVES OFFICERS

        The following table sets forth information regarding the current executive officers of the Company:

  NAME                    AGE  POSITION
  ----                    ---  --------

  Norman Axelrod.......... 52  Chairman and Chief Executive Officer
  Jack E. Moore, Jr....... 50  President and Chief Operating Officer
  William T. Giles........ 45  Executive Vice President, Chief Financial Officer
  Brian D. Silva.......... 48  Senior Vice President, Human Resources,
                               Administration and Corporate Secretary
  F. David Coder.......... 46  Senior Vice President, Store Operations

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

        Mr. Moore joined Linens 'n Things in 2004 as President and Chief Operating Officer. Prior to joining Linens 'n Things, Mr. Moore held various management positions at Kohl's Corporation from 1997 to 2004 including: Vice President/Divisional Merchandise Manager, Senior Vice President of Merchandise Planning and Allocation and Executive Vice President/General

Merchandise Manager. Prior to his seven years at Kohl's Mr. Moore spent 20 years at Dayton-Hudson Department Stores where he held significant merchandising and store management positions.

        Mr. Giles joined Linens 'n Things in 1991 as Assistant Controller. He was promoted to Vice President, Finance and Controller in 1994; was promoted to Vice President, Chief Financial Officer in 1997; was promoted to Senior Vice President, Chief Financial Officer in 2000 and was promoted to Executive Vice President, Chief Financial Officer in 2003. From 1990 to 1991, Mr. Giles held the position of Director of Financial Reporting with Melville Corporation. From 1981 to 1990, Mr. Giles was with PriceWaterhouse LLP. Mr. Giles is a certified public accountant and member of the American Institute of Certified Public Accountants.

        Mr. Silva joined Linens 'n Things in 1995 as Vice President, Human Resources, was promoted to Senior Vice President, Human Resources and Corporate Secretary in 1997 and assumed the role of Senior Vice President, Human Resources and Administration and Corporate Secretary in 2002. Prior to joining Linens `n Things, Mr. Silva was Assistant Vice President, Human Resources at The Guardian, an insurance and financial services company, from 1986 to 1995.

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

BUSINESS STRATEGY

        The Company's business strategy is to offer a broad selection of high quality brand-name as well as private label home furnishings merchandise at everyday values, to provide knowledgeable sales assistance and attentive guest service and to maintain low operating costs. Key elements of the Company's business strategy are:

        OFFER A BROAD AND DEEP SELECTION OF QUALITY HOME FURNISHINGS AT EVERYDAY VALUES. Linens 'n Things' merchandising strategy is to offer a breadth of selection in high quality, brand name fashion home textiles, housewares and home accessories at everyday values. The Company's store format enables it to offer broader product and brand selection than traditional retailers that sell home furnishings. The Company offers virtually all of the national home furnishings brand names carried by major department stores, as well as many other products and brands. Some national brands offered by the Company are not available at mass merchandisers or off-price retailers. The Company believes that these strategies enhance its reputation as a value leader and build guest loyalty, while providing a one-stop shopping destination for the guests' home furnishing needs.

        Merchandise and sample brands offered in each major department are highlighted below:


   DEPARTMENT                          ITEMS SOLD                    SAMPLE BRANDS
   ----------                          ----------                    -------------

Bath                     Towels, shower curtains, waste baskets,     Nautica, Wamsutta
                         hampers, bathroom rugs and wall hardware    and Croscill

Home Accessories         Decorative pillows, napkins, tablecloths,   Colonial Candle, Waverly and
                         placemats, lamps, gifts, picture frames,    Yankee Candle
                         candles and framed art

Housewares               Cookware, cutlery, kitchen gadgets, small   All-Clad, Black & Decker,
                         electric appliances (such as blenders and   Braun, Calphalon, Circulon,
                         coffee makers), dinnerware, flatware        Cuisinart, Farberware,
                         and glassware                               Henckels, KitchenAid, Krups
                                                                     and OXO

Storage and Cleaning     Closet-related items (such as hangers,      Dyson, Euro-Pro, Hoover,
                         organizers and shoe racks), cleaning and    Rowenta and Rubbermaid
                         laundry care products

Top of the Bed           Sheets, comforters, comforter covers,       Croscill, Liz Claiborne, Nautica,
                         bedspreads, bed pillows, blankets and       Wamsutta and Waverly
                         mattress pads

Window Treatment         Curtains, valances and window hardware      Croscill, Nautica, Wamsutta and Waverly

        PROVIDE SUPERIOR GUEST SERVICE AND SHOPPING CONVENIENCE. The Company's mission is to exceed the guests' expectations in every store, every day. To enhance guest satisfaction and loyalty, Linens 'n Things strives to provide knowledgeable sales assistance and attentive guest service. Linens 'n Things offers competitive wages and on-going training and personnel development in order to attract and retain qualified, motivated associates committed to providing superior guest service.

        The Company's stores feature a racetrack layout, enabling the guest to visualize and purchase fully coordinated and accessorized ensembles. The Company's store format is designed to save the guest time by having merchandise visible and accessible on the selling floor.

        The Company offers amenities that encourage guest loyalty, including its private label credit card, which gives cardholders advance notice of promotions, exclusive discounts, and the benefit of a purchase-based rewards program. The Company delivers shop-at-home convenience through its toll-free number and its WWW.LNT.COM e-commerce site. In fiscal 2004, the Company enhanced WWW.LNT.COM by expanding its product selection and adding new capabilities, including the ability for a guest to make an on-line purchase and pick up her merchandise at a store location of her choice.

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

        STORE BASE. The Company currently plans to seek to increase market share in existing geographic markets and to penetrate new geographic markets where the Company believes it can become a leading operator of specialty home furnishing stores. From the end of 1999 to the end of 2004, the Company increased its gross square footage to 16.7 million square feet by growing its store base from 230 to 492 stores. During 2005, the Company expects to open approximately 50 new stores. For fiscal 2005, the Company expects to slow down its square footage growth to approximately 7% to 9% versus growth in prior years of approximately 11% as the Company continues to refine its store design in order to enhance the guest shopping experience and improve the stores' productivity. The Company selects markets for new stores based on demographic factors such as income levels, population and number of households. The Company generally seeks to operate stores in geographic trading areas with at least 150,000 people within a 5-10 mile radius and with demographic characteristics that match its target profile. Because of its flexible store size format, the Company is also able to enter into and operate in smaller markets where specialty home furnishing retailers are often under-represented.

        COMPARABLE NET SALES. The Company continues to seek to favorably impact comparable net sales by attracting more first-time guests to its stores, and by increasing the frequency of visits per guest and the dollar amount of each guest transaction. The Company believes that the best method to accomplish these goals is to improve upon and emphasize its reputation as a superior one-stop shopping destination for home furnishings. The Company continually introduces new and expanded merchandise categories to create a varied product portfolio that it believes will attract new guests and increase guest visits. Additionally, the Company re-allocated space on the selling floors of its stores to accommodate new and expanded categories such as furniture, area rugs, home environment and comfort/sleep. At the same time, the Company expanded its private label LNT Home product line, increasing its offering of existing items.

        OPERATING MARGIN AND EFFICIENCY. The Company believes there are opportunities to improve gross margin by continuing to use its purchasing power, increasing the penetration of its proprietary merchandise and using its centralized distribution network and management information systems. The Company anticipates that these improvements to gross margin will be partially offset by initiatives to increase comparable net sales. The Company's investments in its centralized distribution and in-store technology have resulted in more efficient inventory procedures at the store level, enabling its sales associates to better service its guests.

        INCREASE PRODUCTIVITY OF EXISTING STORE BASE. The Company believes the following initiatives impact its net sales per square foot and inventory turnover ratios:

        MERCHANDISE MIX AND PRESENTATION. The Company has developed a number of strategic initiatives to stimulate growth of textiles, including offering new products, improving quality assortments and increasing the strength of value offerings.

        In addition, the Company intends to continue improving its merchandising presentation techniques, space management, assortment planning and store layout in order to seek to further improve the productivity of its existing and future store locations. The Company periodically restyles its stores to incorporate new offerings and realigns its store space with its growth segments. The Company expects that the addition of in-store guest services, such as functionality improvements in bridal and gift registry, and web access, will position it further to improve its store productivity.

        OPERATING EFFICIENCIES. The Company believes that its distribution centers and its management information systems will allow it to endeavor to maintain low operating costs as it pursues its growth and productivity strategies. The warehouse portion of the distribution centers provides the Company flexibility to manage safety stock and inventory flow. The Company's ability to effectively manage its inventory is also positively impacted by a centralized merchandising management team and its sophisticated management information systems, which allow the Company to monitor and balance inventory levels.

        STORE OWNERSHIP INITIATIVE. With the Company's focus on improving its inventory management capabilities over the long term, the Company expanded its store inventory ownership program to approximately three-fourths of its stores during fiscal 2004. This program gives specially trained store managers discretion over their core assortment. The Company remains committed to this program and has instituted a more efficient structure coupled with increased training in an effort to enhance the store managements' ability to improve sales productivity for the stores on this program.

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

        DEPARTMENT STORES: This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co. and the department store chains operated by Federated Department Stores, Inc. These retailers offer name brand merchandise as well as their own private label furnishings. Department stores also offer certain designer merchandise, such as Ralph Lauren, which is not generally distributed through the specialty and mass merchandise distribution channels. In general, the department stores offer a more limited selection of merchandise than the Company. The prices offered by department stores during off-sale periods generally are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

        MASS MERCHANDISERS: This category includes companies such as Wal-Mart Stores, Inc. and Target Corporation. Fashion home furnishings generally represent only a small portion of the total merchandise sales in these stores; however, this channel of distribution consumes the largest portion of home furnishings sales. The Company's competitive advantage is that these stores generally offer a more limited merchandise selection with fewer high quality name brands and lower quality merchandise at lower price points. In addition, these mass merchandisers typically have more limited customer service staffing than the Company.

        SPECIALTY STORES/RETAILERS: This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc.; Home Goods, a division of TJX Companies, Inc. and smaller format retailers such as Crate & Barrel and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 25,000 to 70,000 gross square feet and offer a home furnishing merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal customers and increase customer traffic by providing a single outlet to satisfy the customer's household needs. The smaller format retailers offer a narrower assortment within a specific niche and generally range in size from 2,000 to 20,000 gross square feet.

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

PRODUCTS AND MERCHANDISING

        The Company offers quality home textiles, housewares and home accessories at everyday values. The Company's extensive merchandise offering of over 25,000 SKUs in an average store enables its guests to select from a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company is committed to maintaining a consistent in-stock inventory position, and ensuring that its stores carry a broad and deep merchandise selection. This presentation of merchandise enhances the guest's impression of a dominant selection of merchandise in an easy-to-shop environment. The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of its pricing strategy. This is an important factor in establishing its reputation as a value leader and in helping to build guest loyalty. The Company will also continue to implement its assortment planning and space management initiatives to maximize productivity. By increasing the use of analytics in its merchandise assortment planning process, the Company will be in a stronger position to make more informative, trend-based purchasing decisions well in advance of consumer demand and is more able to streamline its merchandise selection, reduce product duplication and develop a more balanced overall assortment. The Company also re-allocated space in its stores to merchandise categories that better reflect consumer demand. This effort allows the Company the opportunity to maximize productivity by expanding high-growth categories such as rugs, furniture, specialty foam and home environment. Furthermore, the Company continues to implement its regional merchandising initiatives, thereby positioning its stores to better reflect local geographic tastes and needs. As a result, the Company's stores now carry a deeper, more balanced selection of merchandise that more closely corresponds with the preferences of its guests. For fiscal 2005, the Company will focus on adding more newness in its assortment by offering greater trend-right merchandise and building brands both within a category and across categories. In addition, the Company will also focus on improving the in-store experience with enhanced merchandise presentation and clearer signage.

CUSTOMER SERVICE

        Linens 'n Things treats every customer as a guest. The Company's philosophy is to enhance the guest's entire shopping experience so that the Company will become the store of first choice for our guests' home furnishing needs. To facilitate the ease of shopping, the assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. The entire store team is trained to be highly visible in order to assist guests with their selections. The use of cutting-edge technologies reduces the need for our associates to manage "back office" activities so that the majority of their time can be focused on greeting and assisting guests and delivering attentive service. Other sophisticated management systems that provide efficient guest service and fair return policies are geared toward making each guest's visit a convenient, efficient and pleasant experience.

MARKETING AND ADVERTISING

        The Company's advertising programs communicate, build and strengthen the Linens 'n Things brand and image. Because of the Company's commitment to everyday values, advertising vehicles are aggressively used to highlight value, breadth and depth of selection. The Company focuses its advertising programs during key selling seasons such as spring/summer, back-to-school and holidays.

        To reach its guests, the Company primarily uses full color preprints to best represent the full range of offerings in the stores. These are supplemented by other on-going direct marketing initiatives targeted to our guests. In addition, the Company utilizes its proprietary marketing database to track the buying habits of its guests.

PURCHASING AND SUPPLIERS

        The Company purchases its merchandise from approximately 1,200 suppliers. In fiscal 2004, the Company purchased a significant number of products from key suppliers, none of which represented 10% of the Company's purchase volume. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms.

COMPANY OPERATIONS

        DISTRIBUTION. The Company currently operates distribution centers in Greensboro, North Carolina; Swedesboro, New Jersey and Shepherdsville, Kentucky. The Company also uses third-party logistics companies to supplement its distribution centers. The Company believes that the utilization of the centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores, and improved information flow. The Company believes strong distribution support for its stores is a critical element in its growth strategy and is central to its ability to maintain a low cost operating structure.

        The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by Linens 'n Things are electronically transmitted to nearly all of its suppliers. The Company plans to continue its efforts to ship as much merchandise through the distribution centers as possible to ensure all benefits of the Company's logistics strategy are fully taken advantage of. Continued growth will also facilitate new uses of electronic data interchange technologies between Linens 'n Things and its suppliers to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third-party freight carriers to ship its merchandise from the distribution centers to its stores.

        MANAGEMENT INFORMATION SYSTEMS. The Company continually evaluates and upgrades its management information systems to enhance the quantity, quality and timeliness of information available to management. The Company believes its management information systems have fully integrated the Company's stores, headquarters and distribution process. Over the last several years, the Company has made significant investments in technology to improve guest service such as Internet and online bridal and gift registry tools. Linens 'n Things operates an IBM AS/400 management information system that integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. Information obtained from management information systems results in automatic inventory replenishment in response to specific requirements of each store, thereby improving in-stock positions and enhancing guest service. The Company also utilizes hand-held scanners with inventory status and price look-up capabilities, which allow the Company's sales associates to remain accessible to guests on the selling floor.

        STORE MANAGEMENT AND OPERATIONS. The Company places a strong emphasis on its people, their development and their opportunity for advancement, and is committed to maintaining a high internal promotion rate. The Company's practice is to open each new store with a seasoned management team, which usually includes managers who have significant experience with the Company. Additionally, the Company's structured management training program requires that each new manager learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning. At the sales associate level, the Company focuses its training on guest interaction, product knowledge and store systems usage. The Company believes that its policy of promoting from within, as well as the opportunities for advancement from its store expansion program, serve as incentives to attract and retain quality individuals.

        Linens 'n Things' stores are open seven days a week, generally from 9:30 a.m. to 9:30 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, unless affected by local laws.

        PRIVATE LABEL CHARGE CARD. In April 2002, the Company launched its private label charge card program. The intent of this program is to build guest loyalty. Through a points program, guests receive enhanced value by using the card. The program also allows the Company to provide consistent and effective communication with its guests, while increasing its information base of its guests' purchasing patterns. Subject to customary exceptions, credit risk is borne by GE Consumer Finance, a top issuer of private label credit cards.

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

EMPLOYEES

        As of January 1, 2005, the Company employed approximately 18,300 individuals, of whom approximately 8,000 were full-time employees and 10,300 were part-time employees. None of the Company's employees is represented by a union, and the Company believes that it has a good relationship with its employees.

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

FOREIGN SALES

        The Company's current international business is in Canada. The following table represents a summary of net sales and long-lived assets:


(IN THOUSANDS)                        Fiscal Year 2004         Fiscal Year 2003         Fiscal Year 2002
                                  ---------------------------------------------------------------------------
Net sales from stores
located within:
                United States        $2,537.5        95.3%    $2,310.9        96.5%     $2,120.5       97.1%
                Canada                  124.0         4.7%        84.4         3.5%         64.2        2.9%
                                  ---------------------------------------------------------------------------
                Total                $2,661.5       100.0%    $2,395.3       100.0%     $2,184.7      100.0%
                                  ===========================================================================
Long-lived assets (1):
                United States          $573.9        94.4%      $542.1        95.6%       $504.4       96.4%
                Canada                   34.0         5.6%        24.7         4.4%         18.9        3.6%
                                  ---------------------------------------------------------------------------
                Total                  $607.9       100.0%      $566.8       100.0%       $523.3      100.0%
                                  ===========================================================================

1 Includes property and equipment, goodwill and deferred charges and other non-current assets.

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

        You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, WWW.SEC.GOV, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

        A copy of the Company's Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee is posted on the Company's website, WWW.LNT.COM, under "Investor Relations-Corporate Governance," and is available in print to any shareholder who requests copies by contacting Brian D. Silva, Senior Vice President, Human Resources, Administration and Corporate Secretary at the Company's principal executive offices set forth above.

ITEM 2. PROPERTIES

        The Company operates in one segment, the retail industry. The Company leases its corporate headquarters, which is located at 6 Brighton Road, Clifton, New Jersey. As of January 1, 2005 the Company operated 492 retail stores in 45 states and five provinces in Canada. The Company's stores generally range in size from 22,000 to 50,000 gross square feet. The Company's stores are predominately located in power strip centers containing other complementary broad-based retail chains. The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases provide for original lease terms that generally range from 10 to 20 years and most of the leases provide for one or more renewal options ranging from a total of 5 to 15 years. Generally leases provide for scheduled rent increases and many of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts). CVS Corporation, formerly the Company's parent company, guarantees certain stores' leases that were entered into prior to the Company's 1996 initial public offering.

        The Company owns its Greensboro, North Carolina distribution center, and leases its Swedesboro, New Jersey and Shepherdsville, Kentucky distribution centers. Combined total square footage for these Company-operated facilities is approximately 1.2 million. Both the New Jersey and Kentucky distribution centers can be expanded.

        The table below sets forth the number and location of stores in the United States as of January 1, 2005:

STATE           NUMBER OF STORES       STATE              NUMBER OF STORES
-----           ----------------       -----              ----------------

Alabama                6               Nebraska                  2
Arizona               13               Nevada                    3
Arkansas               3               New Hampshire             5
California            56               New Jersey               20
Colorado              12               New Mexico                3
Connecticut           13               New York                 29
Delaware               1               North Carolina           16
Florida               35               North Dakota              1
Georgia               17               Ohio                     14
Idaho                  1               Oklahoma                  2
Illinois              22               Oregon                    7
Indiana                8               Pennsylvania             14
Kansas                 3               Rhode Island              4
Kentucky               4               South Carolina            5
Louisiana              5               Tennessee                 8
Maine                  3               Texas                    47
Maryland               6               Utah                      1
Massachusetts         19               Vermont                   1
Michigan              12               Virginia                 13
Minnesota              5               Washington               11
Mississippi            1               West Virginia             1
Missouri               7               Wisconsin                 7
Montana                2

        The table below sets forth the number and location of stores in Canada as of January 1, 2005:

PROVINCE        NUMBER OF STORES
--------        ----------------

Alberta                  5
British Columbia         6
Manitoba                 1
Ontario                 11
Saskatchewan             1

        The following table sets forth information concerning our store expansion program during the past five years:

                                TOTAL SQUARE FOOTAGE
                                   (IN THOUSANDS)               STORE COUNT
                              -------------------------    ---------------------
   FISCAL   STORE     STORE    BEGINNING    END OF          BEGINNING    END OF
    YEAR   OPENINGS  CLOSINGS   OF YEAR      YEAR            OF YEAR      YEAR
    ----   --------  --------   -------      ----            -------      ----
    2000      57         4        7,925      9,836             230        283
    2001      63         3        9,836     11,980             283        343
    2002      55         7       11,980     13,607             343        391
    2003      58         9       13,607     15,106             391        440
    2004      54         2       15,106     16,702             440        492

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 1, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Linens 'n Things' common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At January 1, 2005 there were 17,723 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

        FOR FISCAL 2004                                 HIGH       LOW
        ---------------                                 ----        ---
         First Quarter............................     $36.15     $27.70
         Second Quarter...........................     $36.12     $27.01
         Third Quarter............................     $28.93     $23.17
         Fourth Quarter...........................     $26.44     $21.70

        FOR FISCAL 2003                                 HIGH        LOW
        ---------------                                 ----        ---
         First Quarter............................     $23.98     $19.49
         Second Quarter.....................           $24.93     $19.27
         Third Quarter............................     $29.31     $23.78
         Fourth Quarter...........................     $30.45     $24.64

        The Company paid no dividends on its common stock in fiscal 2004 and 2003. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility currently limits the amount of cash dividends. See "Management's Discussion and Analysis--Liquidity and Capital Resources" under
Item 7.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth select consolidated historical financial information. This information should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


FIVE-YEAR FINANCIAL SUMMARY (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)

                                                JANUARY 1,        JANUARY 3,       JANUARY 4,       DECEMBER 29,     DECEMBER 30,
             FISCAL YEAR ENDED (1)                 2005(2)        2004 (4,5)        2003 (4,5)       2001 (3,5)         2000 (5)
                                                                   RESTATED         RESTATED          RESTATED         RESTATED
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
   Net sales...................................  $2,661,469        $2,395,272       $2,184,716        $1,823,803       $1,572,576
   Operating profit............................     101,290           121,566          111,602            46,262          103,978
   Net income .................................      60,521            72,759           65,585            24,699           62,316
   Net income per share - basic................  $     1.34          $   1.65         $   1.55          $   0.61         $   1.57
   Basic weighted-average shares
       outstanding.............................      45,055            44,225           42,409            40,492           39,775
   Net income per share - diluted..............  $     1.32          $   1.62         $   1.51          $   0.60         $   1.53
   Diluted weighted-average shares
        outstanding............................      45,804            44,847           43,295            41,177           40,702

BALANCE SHEET DATA:
   Total assets................................  $1,591,884        $1,467,456       $1,277,123        $1,046,305        $ 919,504
   Working capital 6...........................     519,686           458,519          369,221           218,163          219,571
   Shareholders' equity........................  $  809,353         $ 737,377        $ 646,733         $ 479,858        $ 445,790

SELECTED OPERATING DATA:
   Number of stores............................         492               440              391               343              283
   Total gross square footage (000's)..........      16,702            15,106           13,607            11,980            9,836
   Increase (decrease) in comparable
     net sales.................................         1.8%              1.3%             3.1%             (2.4)%            3.7%

1 FISCAL YEARS 2004 AND 2003 WERE 52-WEEK PERIODS. FISCAL YEAR 2002 WAS A
  53-WEEK PERIOD. FISCAL YEARS 2001 AND 2000 WERE 52-WEEK PERIODS.

2 FISCAL YEAR 2004 RESULTS INCLUDE THE IMPLEMENTATION OF THE PROVISIONS OF EITF
  02-16, "ACCOUNTING BY A CUSTOMER (INCLUDING A RESELLER) FOR CERTAIN CONSIDERATION RECEIVED FROM A VENDOR" ("EITF 02-16") WHICH IMPACTED THE COMPANY'S NET INCOME BY $13.3 MILLION NET OF TAX OR $0.29 PER SHARE ON A FULLY DILUTED BASIS. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"--"OVERVIEW OF BUSINESS".

3 FISCAL 2001 OPERATING RESULTS INCLUDE RESTRUCTURING AND ASSET IMPAIRMENT AND
  LITIGATION CHARGES OF $41.8 MILLION PRE-TAX ($26.2 MILLION AFTER-TAX), OR $0.64 PER SHARE ON A FULLY DILUTED BASIS.

4 FISCAL YEARS 2003 AND 2002 FINANCIAL STATEMENTS HAVE BEEN RESTATED AS A RESULT
  OF THE COMPANY'S CORRECTION FOR THE ACCOUNTING FOR LEASES AND LANDLORD ALLOWANCES AND OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS. SEE "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" -"RESTATEMENT OF FINANCIAL STATEMENTS PERTAINING TO LEASE ACCOUNTING" AND "OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS" AND NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

5 THE RESTATED FINANCIAL INFORMATION FOR FISCAL YEARS 2001 AND 2000, WHILE
  UNAUDITED, HAS BEEN RESTATED ON A BASIS THAT IS CONSISTENT WITH THE RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL YEARS 2003 AND 2002. A COMPARISON OF THE FISCAL YEAR 2003 CONSOLIDATED BALANCE SHEET AND THE 2003 AND 2002 CONSOLIDATED STATEMENT OF OPERATIONS AS PREVIOUSLY REPORTED AND AS RESTATED IS PRESENTED IN NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

6 WORKING CAPITAL REPRESENTS CURRENT ASSETS LESS CURRENT LIABILITIES.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

--------------------------------------------------------------------------------

        Linens 'n Things, Inc. (the "Company") is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods. During its fiscal year ended January 1, 2005 ("fiscal 2004"), the Company opened 54 new stores and closed two stores, increasing its total net square footage by 10.6% to approximately 16.7 million. As of January 1, 2005, the Company operated 492 stores in 45 states and in five provinces across Canada.

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

RESTATEMENT OF FINANCIAL STATEMENTS PERTAINING TO LEASE ACCOUNTING

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding lease accounting under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has restated its Consolidated Financial Statements for each of the fiscal years ended January 3, 2004 ("fiscal 2003") and January 4, 2003 ("fiscal 2002"), contained in this Annual Report (see Note 3 to the Consolidated Financial Statements included in this Annual Report).

        Historically, the Company had recognized rent expense commencing as of the store opening date as opposed to when the Company took possession of the leased property. The Company's landlords typically provide access to the leased property free-of-charge for a period of time before the store opening so that the Company can build out or fixture the store and stock it with merchandise. Based on its evaluation, the Company now includes this period in calculating straight-line rent expense and amortization of landlord allowances and lease acquisition fees.

        The Company has corrected its accounting to recognize rent and amortization expense on a straight-line basis over the expected lease term, including cancelable option periods in those instances where exercising such options is reasonably assured. Previously, the Company did not include these cancelable option periods in calculating straight-line rent expense and amortization expense for lease acquisition fees.

        For new stores, the Company generally receives allowances from landlords for the construction of leasehold improvements. Historically, landlord allowances have been classified on the Consolidated Balance Sheets as a reduction of property and equipment and have been classified as a reduction in capital expenditures on the Consolidated Statements of Cash Flows. The Company now classifies landlord allowances as deferred rent credit reflected in long-term liabilities on the Consolidated Balance Sheets and as an operating activity on the Consolidated Statements of Cash Flows. This adjustment increased both property and equipment and other long-term liabilities on the Consolidated Balance Sheets by approximately $165 million as of the end of fiscal 2003. This determination will not impact historical or future net cash flows.

        As a result of the restatement pertaining to lease accounting, selling, general and administrative expenses ("SG&A") in fiscal years 2003 and 2002 increased approximately $3.9 million and $5.5 million, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.06 and $0.08 for the fiscal years 2003 and 2002, respectively. The cumulative impact of the correction of accounting for leases decreased fiscal 2002's opening retained earnings, net of tax, by $16.9 million. Including the 2002 and 2003 restatement adjustments described above, as of the end of fiscal 2003, the cumulative impact of the correction of accounting for leases decreased ending retained earnings, net of tax, by approximately $22.7 million.

        The adjustments described above did not have any impact on the Company's previously reported comparable net sales, total net sales, net cash flow and actual lease payments.

OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS

        Certain prior period balances relating to the Company's trade payables program with General Electric Capital Corporation ("GECC") have been reclassified and adjusted (see Note 7 to Consolidated Financial

Statements). Pursuant to the agreement with GECC any favorable economics realized by GECC for transactions under this program are shared with the Company. As a result of these adjustments, the Company now recognizes the gross discount earned as part of the program as a reduction of the cost of inventory in the Consolidated Balance Sheets and records the related portion of interest expense due GECC as interest expense in the Consolidated Statements of Operations. Prior to fiscal 2004, only the Company's share was reflected as a reduction of cost of sales in the Consolidated Statements of Operations. As a result of the reclassification and adjustment related to the GECC program, interest expense increased approximately $3.0 million and $3.3 million in fiscal 2003 and 2002, respectively. Cost of sales decreased approximately $3.5 million and $2.8 million in fiscal 2003 and 2002, respectively. Earnings per share on a fully diluted basis increased by approximately $0.01 and decreased by approximately $0.01 for fiscal years 2003 and 2002, respectively. The cumulative impact of this adjustment on fiscal 2002's opening retained earnings, net of tax, was a decrease of approximately $1.0 million. Including the 2002 and 2003 restatement adjustments described above, as of the end of fiscal 2003, the cumulative impact of this adjustment on retained earnings, net of tax, was a decrease of approximately $0.9 million.

        Certain prior period balances relating to the Company's deferred compensation plan have been reclassified. The related deferred compensation obligation totaling $2.8 million for fiscal 2003 decreased deferred income taxes and other long-term liabilities and increased accrued expenses and other current liabilities. In addition, the investment in shares of the Company's common stock included in the deferred compensation plan totaling $0.7 million for fiscal 2003 decreased other current assets and increased treasury stock.

        See Note 3 to the Consolidated Financial Statements for a summary of the effects of these changes on the Company's Consolidated Balance Sheet as of January 3, 2004, as well as on the Company's Consolidated Statements of Operations and Cash Flows for fiscal years 2003 and 2002 and Consolidated Statement of Shareholders' Equity and Comprehensive Income as of December 29, 2001. The accompanying Management's Discussion and Analysis gives effect to these corrections and adjustments.

OVERVIEW OF BUSINESS

        Net sales increased 11.1% to $2.7 billion in fiscal 2004 compared to $2.4 billion in fiscal 2003. For fiscal year 2004, comparable net sales increased 1.8% versus 1.3% in fiscal 2003. For fiscal year 2004, the Company's earnings per share on a fully diluted basis were $1.32. Results of operations for fiscal year 2004 include the implementation of the provisions of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which impacted the Company's fiscal 2004 net income by $13.3 million, net of tax, or $0.29 per fully diluted share. For the same period last year, which was not impacted by EITF 02-16, the Company's fiscal earnings per share on a fully diluted basis were $1.62.

        EITF 02-16 states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Consolidated Statement of Operations. EITF 02-16 was effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements were initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Vendor allowances, which are reflected as a reduction of inventory, and vendor purchase discounts are amortized to reduce cost of sales on an inventory turn basis. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory as the advertising allowances received are presumed to be reductions in the cost of inventory under EITF 02-16 when the costs cannot be determined as incremental and specifically identifiable. The provisions of EITF 02-16 impacted the Company's results of operations for the fifty-two weeks ended January 1, 2005 as follows (the "As Reported" amounts include the impact of EITF 02-16). The following is a non-GAAP presentation:

------------------------------------------------------------------
                FISCAL YEAR ENDED JANUARY 1, 2005
------------------------------------------------------------------
                                                    EITF 02-16
(in thousands, except per      As Reported          Adjustment
share data)                                           Impact
------------------------------------------------------------------
Net Sales..................    $  2,661,469        $         --
Cost of sales..............       1,589,700               5,927
                            -----------------   ------------------
Gross profit (loss)........       1,071,769              (5,927)
SG&A.......................         970,479             (27,395)
                            -----------------   ------------------
Operating profit...........         101,290              21,468
Interest expense, net......           3,361                  --
                            -----------------   ------------------
Income before provision
   for income taxes........          97,929              21,468

Provision for income taxes.          37,408               8,201
                            -----------------   ------------------
Net income.................    $     60,521        $     13,267
                            =================   ==================

Earnings per share:
Basic......................    $       1.34        $       0.29
Fully diluted..............    $       1.32        $       0.29

        The EITF 02-16 pre-tax adjustment of $21.5 million for the fifty-two weeks ended January 1, 2005, represents those allowances reflected as a reduction of the cost of inventory, which historically would have been treated as a reduction of cost of sales or SG&A. Beginning in fiscal 2004, due to the Company's changes to its vendor agreements and the requirements of EITF 02-16, the Company no longer records advertising allowances as a reduction to SG&A. The Company has allocated the EITF 02-16 pre-tax adjustment to SG&A based on the previous year ratio of vendor advertising allowances recorded within SG&A to sales. The remaining portion of the total EITF 02-16 pre-tax adjustment was allocated to cost of sales. The Company provides this non-GAAP information in order to allow investors better insight into the Company's comparative period-to-period operating performance, and is intended to supplement, not replace, GAAP.

        EITF 02-16 had no impact on the Company's net cash flows. Following the initial implementation impact, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for any net changes in such vendor allowances. The Company currently estimates that the EITF 02-16 adjustment will reduce fiscal 2005 earnings per share on a fully diluted basis by approximately three to four cents. In addition, there will be no impact to SG&A in future periods and gross margin is expected to be favorably impacted by approximately 50 to 60 basis points in fiscal 2005.

        On the balance sheet side, the Company improved its financial position, increasing its year-end cash position by approximately $68 million. In addition, inventory per square foot declined approximately 7.7% to $42.82 compared with $46.37 in fiscal 2003 while the Company continued to place an emphasis on maintaining its in-stock position. The capitalization of vendor allowances of approximately $21.5 million under EITF 02-16 resulted in a decline in inventory per square foot of approximately 2.9% in fiscal 2004.

        In reviewing the Company's sales performance by category, the Company's "things" business (e.g., housewares and home accessories) had strong sales growth throughout the year. Strength in the "things" business during fiscal 2004 was led by the functional housewares business, which benefited from new product introductions. Although the Company's textile business continued to be challenging in fiscal 2004, the Company is undergoing significant assortment changes in its textile business to inject more newness in its overall assortment.

        The Company uses a number of key indicators of financial condition and operating performance to evaluate the performance of its business, including the following:

                                       FISCAL YEAR ENDED(1)
                               ----------------------------------

                                             2004
                                    2004     EITF
                                     AS      02-16
 KEY PERFORMANCE INDICATORS       REPORTED   IMPACT       2003      2002
--------------------------------------------------------------------------

Net sales growth..................   11.1%       --          9.6%    19.8%
Comparable net sales growth.......    1.8%       --          1.3%     3.1%
Net sales per average square
  foot............................   $166        --         $167     $171
Average net sales per store
  (in millions)...................   $5.6        --         $5.7     $5.9
Gross profit as a % of net
  sales...........................   40.3%    +30 bps       40.4%    40.1%
SG&A as a % of net sales..........   36.5%    +110 bps      35.3%    35.0%
SG&A per average square foot...... $60.70     +$1.70      $58.90   $59.80
Operating profit as a % of
  net sales.......................    3.8%    -80 bps        5.1%     5.1%
Net income as a % of sales........    2.3%    -50 bps        3.0%     3.0%
Diluted earnings per share........  $1.32     -$0.29       $1.62    $1.51
Inventory turnover................    2.1        --          2.1      2.2
Inventory per square foot......... $42.82     -$1.29      $46.37   $45.06
Net square footage growth.........     11%       --           11%      14%

--------------------------------------------------------------------------
1 FISCAL YEARS 2004 AND 2003 WERE 52-WEEK PERIODS. FISCAL YEAR 2002 WAS A
  53-WEEK PERIOD.

        During fiscal 2004, the Company implemented several initiatives, which were geared to improve sales productivity and enhance the guest shopping experience. These strategic initiatives impacted several areas throughout the Company, from its buying, assortment planning and inventory management functions, to its sales floor activities. In fiscal 2004, the Company maximized the efficiencies of its buying team by realigning the roles and responsibilities within its merchandising organization to correlate with the growing demands of its buying function, as well as by adding new supervisory and staff positions. In conjunction with this, the Company devoted significant resources to its merchandise assortment planning initiative to complement its buying process with increased use of analytics. This initiative is designed to streamline merchandise selection, reduce product offering duplication and develop a more balanced assortment. The Company also re-allocated space on the selling floors of its stores to accommodate new and expanded businesses such as furniture, area rugs, home environment and comfort/sleep. Although the Company made significant progress in implementing these initiatives in 2004, there is still more to accomplish. In the coming year, the Company plans to leverage its expanded buying team and its improved capabilities to introduce new brands and accelerate new businesses that will distinguish its product selection with a sense of "freshness."

        Also, during fiscal 2004, the Company improved its inventory management by maintaining a strong in stock position throughout the year while improving the overall flow of inventory to its stores. The Company also intensified its focus on up-front planning and continued to refine its forecasting methods to anticipate the needs of each store on a regular basis, as opposed to merely measuring total stock levels across the entire chain. Going forward, the Company believes it has sustainable processes in place to improve the overall productivity of inventory. In addition, during fiscal 2004, the Company expanded its store inventory ownership program to approximately three-fourths of its stores. This program gives specially trained store managers discretion over their basic product inventory. The Company remains committed to this program and has instituted a more efficient structure coupled with increased training in an effort to further enhance the store management's ability to improve sales productivity for the stores on this program.

        Since service is crucial to guest satisfaction, the Company solicits guest feedback from all of its locations on a monthly basis. Overall, the Company believes it is providing a better shopping experience for its guests as evidenced by the Company's overall guest service score improvement over the prior year. The Company's guest service initiative extended to its lnt.com web site, which was improved during fiscal 2004 to provide guests who shop on-line the option of picking up their merchandise at the store location of their choice.

        For fiscal 2005, the Company will emphasize several initiatives to improve productivity and profitability as well as to enhance the guest shopping experience. For example, the Company will focus on adding more newness in its assortment by offering greater trend-right merchandise and building brands both within categories and across categories. Additionally, the Company will focus on improving the overall productivity of its stores through continued implementation of its assortment planning and space management initiatives. These initiatives are designed to enable the Company to offer a more balanced product assortment and to allocate space on the selling floors of its stores to more productive categories. In conjunction with these initiatives, the Company will focus on improving the in-store experience with enhanced merchandise presentation and clearer signage.

        The Company expects to slow its square footage growth in fiscal 2005 to approximately 7% to 9%, versus growth in fiscal years 2004 and 2003 of approximately 11%, as the Company continues to refine its store design in order to improve the guest shopping experience and improve the stores' productivity. Additionally, real estate typically has a 12 to 18 month lead-time, and although the Company believes that there are ample real estate opportunities, the Company will continue to be selective in executing its real estate strategy.

        The Company will be required to begin expensing stock options as compensation cost in the second half of fiscal 2005. Currently, the Company discloses the effect on net income and earnings per share related to the expensing of options as a note to its Consolidated Financial Statements (see
Note 2). The Company expects to provide an estimated impact of this change in accounting treatment on earnings per share by the end of the second quarter of fiscal 2005.

CONSOLIDATED RESULTS OF OPERATIONS

        The following discusses the Consolidated Results of Operations for the 52 weeks ended January 1, 2005 ("fiscal 2004"), the 52 weeks ended January 3, 2004 ("fiscal 2003") and the 53 weeks ended January 4, 2003 ("fiscal 2002")

FISCAL 2004 COMPARED WITH FISCAL 2003

NET SALES

        Net sales for fiscal 2004 were $2,661.5 million, an increase of 11.1% over fiscal 2003 net sales of $2,395.3 million, primarily as a result of new store openings as well as comparable net sales increases. The Company opened 54 stores and closed two stores in fiscal 2004, compared with opening 58 stores and closing nine stores in fiscal 2003. Net square footage increased 10.6% to 16.7 million at January 1, 2005 compared with 15.1 million at January 3, 2004.

        Comparable net sales, which include the Company's Internet sales, increased 1.8% for fiscal 2004 compared with an increase of 1.3% in fiscal 2003. Comparable net sales percentages are based on total net sales. Stores are considered comparable beginning with the first day of the month following the 13th full month of sales.

        The Company's average net sales per store were $5.6 million in fiscal 2004 and $5.7 million in fiscal 2003. Although the Company's comparable net sales performance got off to a healthy start in the first quarter of fiscal 2004, comparable net sales softened in the second and third quarters as guest traffic declined. As the year progressed, the retail environment, particularly in the home furnishings industry, also became challenging. However, comparable net sales strengthened by the fourth quarter primarily due to an increase in guest traffic, as the Company added more freshness to its assortment through expanded categories and intensified its key item focus.

        The Company's core business strategy is to offer a broad and deep selection of high quality brand name "linens" (e.g., bedding, towels and table linens) and "things" (e.g., housewares and home accessories) merchandise. For fiscal 2004, net sales of "linens" merchandise increased approximately 9% over the prior year, while net sales of "things" increased approximately 13% over the prior year. The increase in net sales for "things" merchandise resulted primarily from the continued expansion of product categories within the "things" business and its continued strength in its functional housewares business. Although the Company's textile business was challenging in fiscal 2004, the Company is undergoing significant assortment changes in its textile business to inject more newness in its overall assortment.

        The Company's proprietary merchandise accounted for approximately 15% of fiscal 2004 sales. The Company's proprietary product is an important point of differentiation from its competitors, providing its guest with high value merchandise in categories that the Company believes are underserved by national brand names.

GROSS PROFIT

        Gross profit for fiscal 2004 was $1,071.8 million, or 40.3% of net sales, compared with $968.4 million, or 40.4% of net sales, for fiscal 2003. The EITF 02-16 adjustment impact was to increase gross profit by $5.9 million, or 0.3% of net sales, for fiscal 2004. The increase in gross profit from the EITF 02-16 impact was offset primarily by higher markdowns, as well as higher fuel costs.

EXPENSES

        SG&A expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for fiscal 2004 were $970.5 million, or 36.5% of net sales, compared with $846.8 million, or 35.3% of net sales, for fiscal 2003. The EITF 02-16 adjustment impact was $27.4 million, or 1.1% of net sales, for the fifty-two weeks ended January 1, 2005. SG&A for fiscal 2003 also included advertising allowances equaling 1.0% of net sales, which, as a part of the EITF 02-16 implementation, were no longer classified as an offset to SG&A in fiscal 2004. In addition to the increase in SG&A from the EITF 02-16 impact, SG&A increased as a percentage of net sales primarily due to higher occupancy costs as a percentage of net sales, partially offset by store payroll. SG&A per average square foot was $60.70 in fiscal 2004 compared to $58.90 in fiscal 2003. The EITF 02-16 adjustment impact to SG&A per square foot in fiscal 2004 was $1.70.

        Operating profit for fiscal 2004 was $101.3 million, or 3.8% of net sales, compared with $121.6 million, or 5.1% of net sales for fiscal 2003. The EITF 02-16 adjustment impact was $21.5 million, or 0.8% of net sales, for fiscal 2004.

        Net interest expense in fiscal 2004 was $3.4 million compared to $3.8 million in fiscal 2003. The decrease in net interest expense was mainly due to lower average borrowings compared to the same period last year.

        The Company's income tax expense for fiscal 2004 was $37.4 million, compared with $45.0 million for fiscal 2003. The EITF 02-16 impact was a decrease of $8.2 million for fiscal 2004. The Company's effective tax rate was 38.2% for fiscal years 2004 and 2003.

NET INCOME

        As a result of the factors described above, net income for fiscal 2004 was $60.5 million, or $1.32 per share on a fully diluted basis, compared with $72.8 million, or $1.62 per share on a fully diluted basis, for fiscal 2003. The EITF 02-16 adjustment negatively impacted net income by $13.3 million, or $0.29 per share on a fully diluted basis for fiscal 2004.

FISCAL 2003 COMPARED WITH FISCAL 2002

NET SALES

        Net sales for fiscal 2003 (52 weeks) were $2,395.3 million, an increase of 9.6% over fiscal 2002 (53 weeks) net sales of $2,184.7 million, primarily as a result of new store openings as well as comparable net sales increases. The Company opened 58 stores and closed nine stores in fiscal 2003, compared with opening 55 stores and closing seven stores in fiscal 2002. Net square footage increased 11.0% to 15.1 million at January 3, 2004 compared with 13.6 million at January 4, 2003.

        Comparable net sales, which include Internet sales, increased 1.3% for fiscal 2003 (52 weeks/52 weeks) compared with an increase of 3.1% in fiscal 2002.

        The Company's average net sales per store were $5.7 million in fiscal 2003 (52 weeks) and $5.9 million in fiscal 2002 (53 weeks). Week 53 in fiscal 2002 represented approximately $43.6 million in net sales, so on a comparable 52-week basis, average net sales per store was $5.8 million in fiscal 2002. During the first half of the fiscal year, sales were impacted by inclement weather conditions in the East and Northeast, especially during key holiday selling seasons, weak consumer confidence, and uncertainty over the conflict in Iraq. However, the Company believes its sales results for the year continued to reflect the steady progress made on its strategic operating initiatives, which included improvements of in-stock inventory positions, particularly on key items and advertised merchandise, expansion of its store inventory ownership program, and improvements to its merchandise assortment planning process and to the guest shopping experience.

        Information concerning average net sales per store on a 52-week basis for fiscal 2002 is intended to provide comparative sales information on a 52-week/52-week basis, permitting management and shareholders to more fully analyze period-to-period store operating performance. It is intended to supplement GAAP presentation.

        For fiscal 2003, net sales of "linens" merchandise increased approximately 6% over the prior year, while net sales of "things" increased approximately 13% over the prior year. The increase in net sales for "things" merchandise resulted primarily from the continued expansion of product categories within the "things" business and its continued strength in its functional housewares business. During fiscal 2003, the Company made improvements to its textile business by introducing new brands and upgraded assortments.

        The Company continued to leverage its supply chain costs as well as increase the penetration of its proprietary merchandise, which accounted for approximately 17% of fiscal 2003 sales.

GROSS PROFIT

        Gross profit for fiscal 2003 was $968.4 million, or 40.4% of net sales, compared with $876.2 million, or 40.1% of net sales, for fiscal 2002. The increase in gross profit as a percentage of net sales is primarily due to increased penetration of proprietary product, as well as improved markdown management.

EXPENSES

        SG&A expenses for fiscal 2003 were $846.8 million, or 35.3% of net sales, compared with $764.6 million, or 35.0% of net sales, for fiscal 2002. The increase is primarily due to higher occupancy costs as a percentage of net sales due to comparable net sales performance, offset in part by lower corporate office expenses as a percentage of net sales.

        SG&A per average square foot was $58.90 in fiscal 2003 compared to $59.80 in fiscal 2002, a decline of 1.5% from the prior year, as the Company continued to reduce the dollar amount of, and lower, as a percentage of net sales, select operating expenses that were not associated with its initiatives to drive long-term sales growth.

        Operating profit for fiscal 2003 increased to $121.6 million, or 5.1% of net sales, from $111.6 million, or 5.1% of net sales, for fiscal 2002.

        Net interest expense in fiscal 2003 was $3.8 million compared to $5.5 million in fiscal 2002. The decrease in net interest expense was mainly due to lower average borrowings, as well as lower interest rates.

        The Company's income tax expense for fiscal 2003 was $45.0 million, compared with $40.5 million during fiscal 2002. The Company's effective tax rate was 38.2% for fiscal years 2003 and 2002.

NET INCOME

        As a result of the factors described above, net income for fiscal 2003 was $72.8 million, or $1.62 per share on a fully diluted basis, compared with $65.6 million, or $1.51 per share on a fully diluted basis, for fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

        The following table summarizes existing contractual obligations requiring the use of cash, as of January 1, 2005:

                                  PAYMENTS DUE BY PERIOD (IN MILLIONS)
                            ------------------------------------------------
                                          Less                        More
CONTRACTUAL                               Than    2 - 3    4 - 5      Than
  OBLIGATIONS                   Total   1 Year    Years    Years    5 Years
----------------------------------------------------------------------------

Operating leases (1).....     $2,726.9   $257.6   $526.1   $516.9   $1,426.3
Inventory purchases......        119.5    119.5       --       --         --
New store capital
  additions..............          4.7      4.7       --       --         --
Other long-term
  liabilities (2)........          3.4      0.2      0.5      0.5        2.2
                            ------------------------------------------------
Total                         $2,854.5    382.0    526.6    517.4    1,428.5
                            ================================================

1 Operating leases consist of future minimum rental payments required under non-cancelable operating leases and does not consider future minimum sublease rentals, and excludes lease obligations for closed stores and stores planned to be closed.

As of March 17, 2005, the Company had fully executed leases for 60 stores planned to open in fiscal years 2005 and 2006, for which aggregate minimum rental payments over the term of the leases is approximately $264.8 million. The table above includes payments for stores that had fully executed leases as of January 1, 2005.

The Company also has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of January 1, 2005, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.9 million.

2 Other long-term liabilities include monthly payments of principal and interest for a mortgage on the land and building of one of the Company's closed stores.

Not included in the above table are amounts related to the Company's Corporate-owned life insurance policies that the Company has established in connection with its supplemental executive retirement plan obligations (see Note 12 to the Consolidated Financial Statements). The projected annual premium payments for these policies are approximately $2.6 million through fiscal 2009.

        In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire November 23, 2009. The Credit Agreement allows for up to $50 million of borrowings from additional lines of credit outside of the Credit Agreement. As of January 1, 2005, the additional lines of credit included committed facilities of approximately $17 million that expire on May 31, 2005 and $12 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. The Credit Agreement replaced the $150 million senior revolving credit facility amended June 2002, which allowed for up to $40 million in borrowings from additional lines of credit outside the agreement ("2002 Credit Agreement").

        Under the Credit Agreement, interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At the end of fiscal 2004, the Company was in compliance with its covenants under the Credit Agreement. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $50 million plus, on a cumulative basis, an amount equal to 25% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending April 3, 2004. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the foreseeable future. At various times throughout 2004 and 2003, the Company borrowed against the Credit Agreement and the 2002 Credit Agreement for seasonal working capital needs. At the end of fiscal 2004 and fiscal 2003, the Company had no borrowings under the Credit Agreement and the 2002 Credit Agreement, respectively, and no borrowings under the additional lines of credit. In accordance with the seasonal nature of the Company's business, the Company may from time to time borrow under its Credit Agreement and additional lines of credit. These borrowings are not currently expected to peak in excess of $80 to $100 million for the first and second quarters of fiscal 2005, and are intended to be used for working capital and similar general corporate needs. In addition, as of January 1, 2005 and January 3, 2004, the Company had $76.2 million and $47.2 million, respectively, of letters of credit outstanding, which included standby letters of credit issued primarily under the Credit Agreement and the 2002 Credit Agreement, and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements (see
Note 8 to the Consolidated Financial Statements).

        The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. See Notes 3 and 7 to the Consolidated Financial Statements. At January 1, 2005 and January 3, 2004, the Company owed approximately $65.0 million and $66.2 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The Company does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of merchandise to the Company, nor would it have a material adverse effect on the Company's financial position, results of operations or cash flows. The maximum amount permitted under the program was $95 million as of January 1, 2005.

        Net cash provided by operating activities for fiscal 2004 was $177.3 million compared with $150.9 million for fiscal 2003. The change was primarily attributed to slower growth in inventory, as well as the timing of vendor payments and a decline in deferred income taxes.

        Net cash used in investing activities for fiscal 2004 was $119.1 million, primarily for 54 new stores, maintenance of existing stores and system enhancements, compared with $113.3 million for fiscal 2003. The Company currently estimates capital expenditures will be approximately $126 million in fiscal 2005, primarily for an estimated 50 new stores, maintenance of existing stores, and system enhancements.

        Net cash provided by financing activities for fiscal 2004 was $8.7 million, compared with $11.4 million for fiscal 2003. The decrease is primarily attributable to a decline in proceeds from common stock issued under stock incentive plans. In addition, the Company had no short-term borrowings at the end of fiscal years 2004 and 2003, other than amounts due GECC which are included in accounts payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (Revised 2004)"). SFAS No. 123 (Revised 2004) requires the Company to recognize the grant-date fair value of stock option grants as compensation expense in the Consolidated Statement of Income but expresses no preference for a type of valuation method to use in determining the fair value of options. SFAS No. 123 (Revised 2004) is effective for most public companies' interim or annual periods beginning after June 15, 2005 (the Company's fiscal year 2005 third quarter).

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions." This Statement requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

        In November 2004, the FASB issued SFAS No.151-"Inventory Costs -An Amendment of ARB 43, Chapter 4." This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the fiscal year ended January 1, 2005, the Company accounted for stock options using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 2 to the Company's Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Consolidated Financial Statements. The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors.

        VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 45% of total assets at January 1, 2005. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. At the end of each reporting period reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown inventory and represents the Company's best estimate of fair market value of that inventory. These calculations use information related to markdown inventory levels, historical markdown trends and forecasted sales and markdowns. These percentages are reviewed regularly by comparing actual markdowns taken against previous estimates. Changes in customer preference or future economic conditions may cause the Company's inventory markdown estimates to be significantly revised favorably or unfavorably. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

        SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements for fiscal 2004 and fiscal 2003, the Company's sales returns reserve was approximately $7.4 million and $6.2 million, respectively.

        IMPAIRMENT OF ASSETS: In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At the end of fiscal 2004 and fiscal 2003, the Company's net value for property and equipment was approximately $578.8 million and $542.2 million, respectively, and goodwill was $18.1 million for fiscal years ended 2004 and 2003.

        STORE CLOSURE COSTS: For periods prior to the adoption of SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS No. 146"), the Company recorded estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that would be sold below cost, and other miscellaneous store closing costs, in the period in which management determined to close a store. Such estimates may be subject to change should actual costs differ. In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of January 1, 2005 and January 3, 2004, the Company had $9.0 million and $15.6 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed during fiscal 2005. The Company continues to negotiate the lease buyouts or sublease agreements for some of these stores. The fiscal 2004 activity includes the reversal of estimated lease commitment and other store closing costs of approximately $1.1 million as these reserves were not needed, offset by an increase to lease commitment costs by approximately $1.8 million due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

        Under SFAS No. 146 future exit or disposal activities, if any, can be expected to impact the timing of liability recognition.

        SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims for amounts under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. Workers compensation and general liabilities are then recorded at their net present value. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

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

        The accrued obligation for these self-insurance programs was approximately $14.5 million as of January 1, 2005 and $13.5 million as of January 3, 2004. The increase in this obligation relates to new claims incurred in fiscal 2004 as well as rising claim costs based on the factors referred to above.

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

FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, the results and success of our holiday selling season, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, our ability to anticipate and control our operating and selling expenses, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable and productive future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements and our ability to successfully implement our strategic initiatives.

        If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. Other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002 and are contained in our reports filed with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, even if such results or changes make it clear that any projected results will not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

        The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

INTEREST RATE RISK

        The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of January 1, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit (see Note 8 to the Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

FOREIGN CURRENCY RISK

        The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars and therefore the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

        The Company operated 24 stores in Canada as of January 1, 2005. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and financial information required by this Item are included below. These financial statements are indexed under Item 15(a)(1).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited the accompanying consolidated balance sheets of Linens `n Things, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linens `n Things, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, in fiscal 2004, the Company changed its method of accounting for vendor allowance arrangements to conform to the requirements of Emerging Issues Task Force Issue No. 02-16.

As discussed in note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 3, 2004 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for the years ended January 3, 2004 and January 4, 2003, have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Linens n' Things, Inc.'s and Subsidiaries' internal control over financial reporting as of January 1, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.




/s/ KPMG LLP
------------
KPMG LLP

New York, New York
March 31, 2005


CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                       -------------------------------------------
                                                                  JANUARY 1,              JANUARY 3,                JANUARY 4,
                                                                     2005                    2004                     2003
FISCAL YEAR ENDED                                                                          RESTATED                 RESTATED
----------------------------------------------------------------------------------------------------------------------------------
NET SALES.................................................           $2,661,469              $2,395,272               $2,184,716
Cost of sales, including buying and
   distribution costs.....................................            1,589,700               1,426,880                1,308,524
                                                               ------------------      ------------------      -------------------

GROSS PROFIT..............................................            1,071,769                 968,392                  876,192
Selling, general and administrative expenses..............              970,479                 846,826                  764,590
                                                               ------------------      ------------------      -------------------

OPERATING PROFIT..........................................              101,290                 121,566                  111,602
       Interest income....................................                (542)                   (169)                     (79)
       Interest expense...................................                3,903                   4,001                    5,588
                                                               ------------------      ------------------      -------------------
Interest expense, net.....................................                3,361                   3,832                    5,509
                                                               ------------------      ------------------      -------------------
Income before income taxes................................               97,929                 117,734                  106,093
Provision for income taxes................................               37,408                  44,975                   40,508
                                                               ------------------      ------------------      -------------------

NET INCOME................................................           $   60,521              $   72,759               $   65,585
                                                               ==================      ==================      ===================

Per share of common stock:

Basic
-----
Net income................................................           $     1.34              $     1.65               $     1.55

Weighted-average shares outstanding.......................               45,055                  44,225                   42,409

Diluted
-------
Net income................................................           $     1.32              $     1.62               $     1.51

Weighted-average shares outstanding.......................               45,804                  44,847                   43,295

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           JANUARY 1,               JANUARY 3,
                                                                                              2005                    2004
                                                                                                                     RESTATED
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents................................................               $  204,009                 $  136,129
      Accounts receivable......................................................                   25,766                     29,531
      Inventories..............................................................                  715,184                    700,406
      Prepaid expenses and other current assets................................                   38,335                     33,253
      Current deferred taxes...................................................                      685                      1,295
                                                                                    ---------------------      ---------------------
    TOTAL CURRENT ASSETS.......................................................                  983,979                    900,614
      Property and equipment, net..............................................                  578,816                    542,191
      Goodwill                                                                                    18,126                     18,126
      Deferred charges and other non-current assets, net.......................                   10,963                      6,525
                                                                                    ---------------------      ---------------------
TOTAL ASSETS...................................................................               $1,591,884                 $1,467,456
                                                                                    =====================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable.........................................................               $  245,635                 $  250,142
      Accrued expenses and other current liabilities...........................                  212,644                    176,194
      Current deferred taxes...................................................                    6,014                     15,759
                                                                                    ---------------------      ---------------------
    TOTAL CURRENT LIABILITIES..................................................                  464,293                    442,095
      Deferred income taxes and other long-term liabilities....................                  318,238                    287,984
                                                                                    ---------------------      ---------------------
    TOTAL LIABILITIES..........................................................                  782,531                    730,079
                                                                                    ---------------------      ---------------------

    SHAREHOLDERS' EQUITY:
      Preferred stock, $0.01 par value; 1,000,000 shares authorized;
         none issued and outstanding...........................................                       --                         --
      Common stock, $0.01 par value; 135,000,000 shares authorized;
         45,460,467 shares issued and 45,200,896 shares outstanding at
         January 1, 2005; 45,052,255 shares issued and 44,793,619 shares
         outstanding at January 3, 2004........................................                      455                        450
      Additional paid-in capital...............................................                  372,627                    362,483
      Retained earnings........................................................                  440,914                    380,393
      Accumulated other comprehensive gain ....................................                    2,619                      1,391
      Treasury stock, at cost; 259,571 shares at January 1, 2005 and 258,636
         shares at January 3, 2004.............................................                  (7,262)                    (7,340)
                                                                                    ---------------------      ---------------------
    TOTAL SHAREHOLDERS' EQUITY.................................................                  809,353                    737,377
                                                                                    ---------------------      ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................               $1,591,884                 $1,467,456
                                                                                    =====================      =====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------------
                                                                       COMMON STOCK              ADDITIONAL
                                                                       ------------               PAID-IN         RETAINED
                                                                   SHARES         AMOUNT          CAPITAL         EARNINGS
---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
BALANCE AT DECEMBER 29, 2001 (AS PREVIOUSLY REPORTED)......       40,624,374           $409         $245,234        $259,935
Prior periods adjustment, net of tax (see Note 3)..........          (18,465)                                        (17,886)
                                                                ------------    -----------    -------------    ------------
BALANCE AT DECEMBER  29, 2001 (AS RESTATED - SEE NOTE 3)...       40,605,909            409          245,234         242,049
Net income (as restated - see Note 3)......................               --             --               --          65,585
Currency translation adjustment............................               --             --               --              --

Comprehensive income (as restated - see Note 3)............
Common stock issued under stock incentive plans and
  related tax benefits.....................................          190,499              2            5,217              --
Proceeds from issuance of common stock, net of
  underwriting discounts and offering expenses.............        3,300,000             33           95,800              --
Increase in treasury stock (as restated - see Note 3)......          (30,448)            --               --              --
                                                                ------------    -----------    -------------    ------------
BALANCE AT JANUARY 4, 2003 (AS RESTATED - SEE NOTE 3)......       44,065,960            444          346,251         307,634
Net income (as restated - see Note 3)......................               --             --               --          72,759
Currency translation adjustment............................               --             --               --              --

Comprehensive income (as restated - see Note 3)............
Common stock issued under stock incentive plans and
  related tax benefits.....................................          729,904              6           16,232              --
Increase in treasury stock (as restated - see Note 3)......           (2,245)            --               --              --
                                                                ------------    -----------    -------------    ------------
BALANCE AT JANUARY 3, 2004 (AS RESTATED - SEE NOTE 3)......       44,793,619            450          362,483         380,393
Net income.................................................               --             --               --          60,521
Currency translation adjustment............................               --             --               --              --

Comprehensive income.......................................
Common stock issued under stock incentive plans and
  related tax benefits.....................................          408,212              5           10,144              --
Increase in treasury stock, net............................             (935)            --               --              --
                                                                ------------    -----------    -------------    ------------
BALANCE AT JANUARY 1, 2005.................................       45,200,896           $455         $372,627        $440,914
                                                                ------------    -----------    -------------    ------------

                                                                ============    ===========    =============    ============


-----------------------------------------------------------------------------------------------------------------
                                                            FOREIGN CURRENCY
                                                               TRANSLATION          TREASURY
                                                                ADJUSTMENT            STOCK            TOTAL
-----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

BALANCE AT DECEMBER 29, 2001 (AS PREVIOUSLY REPORTED)......             $(417)         $(6,946)          $498,215
Prior periods adjustment, net of tax (see Note 3)..........                               (471)           (18,357)
                                                           ------------------     ------------    ---------------
BALANCE AT DECEMBER  29, 2001 (AS RESTATED - SEE NOTE 3)...              (417)          (7,417)           479,858
Net income (as restated - see Note 3)......................                --               --             65,585
Currency translation adjustment............................                31               --                 31
                                                                                                  ---------------
Comprehensive income (as restated - see Note 3)............                                                65,616
Common stock issued under stock incentive plans and
  related tax benefits.....................................                --               --              5,219
Proceeds from issuance of common stock, net of
  underwriting discounts and offering expenses.............                --               --             95,833
Increase in treasury stock (as restated - see Note 3)......                --              207                207
                                                           ------------------     ------------    ---------------
BALANCE AT JANUARY 4, 2003 (AS RESTATED - SEE NOTE 3)......              (386)          (7,210)           646,733
Net income (as restated - see Note 3)......................                --               --             72,759
Currency translation adjustment............................             1,777               --              1,777
                                                                                                  ---------------
Comprehensive income (as restated - see Note 3)............                                                74,536
Common stock issued under stock incentive plans and
  related tax benefits.....................................                --               --             16,238
Increase in treasury stock (as restated - see Note 3)......                --             (130)              (130)
                                                           ------------------     ------------    ---------------
BALANCE AT JANUARY 3, 2004 (AS RESTATED - SEE NOTE 3)......             1,391           (7,340)           737,377
Net income.................................................                --               --             60,521
Currency translation adjustment............................             1,228               --              1,228
                                                                                                  ---------------
Comprehensive income.......................................                                               61,749
Common stock issued under stock incentive plans and
  related tax benefits.....................................                --               --             10,149
Increase in treasury stock, net............................                --               78                 78
                                                           ------------------     ------------    ---------------
BALANCE AT JANUARY 1, 2005.................................            $2,619          $(7,262)          $809,353
                                                           ------------------     ------------    ---------------

                                                           ==================     ============    ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                        ----------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                                          JANUARY 1,            JANUARY 3,              JANUARY 4,
FISCAL YEAR ENDED                                                            2005                  2004                   2003
                                                                                                 RESTATED               RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................                         $60,521               $72,759              $ 65,585
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization.....................                          81,318                71,348                60,124
     Deferred income taxes.............................                         (1,112)                37,126                30,409
     Loss on disposal of assets........................                           3,109                 2,025                 1,264
     Federal tax benefit from common stock
          issued under stock incentive plans...........                           1,500                 2,614                   625
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable......                           3,851               (4,914)                 4,801
       Increase in inventories.........................                        (11,997)              (82,266)             (122,171)
       Increase in prepaid expenses and other
           current assets..............................                         (6,033)               (8,429)              (12,455)
       Increase in deferred charges
          and other non-current assets.................                         (4,899)                 (622)               (1,465)
       Increase (decrease) in accounts payable.........                         (5,431)                31,194                47,823
       Increase in accrued expenses
             and other liabilities.....................                          56,514                30,057                34,822
                                                                       -----------------      ----------------      ----------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...........                         177,341               150,892               109,362
                                                                       -----------------      ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.................                       (119,052)             (113,296)             (110,820)
                                                                       -----------------      ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuance.............                              --                    --                95,833
   Proceeds from common stock issued under
     stock incentive plans.............................                           8,649                13,624                 4,594
   Issuance (purchase) of treasury stock...............                              78                 (130)                   207
   Decrease in short-term borrowings...................                              --               (2,119)              (27,930)
                                                                       -----------------      ----------------      ----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES...........                           8,727                11,375                72,704
                                                                       -----------------      ----------------      ----------------

   Effect of exchange rate changes on cash
     and cash equivalents..............................                             864                   553                  (78)

   Net increase in cash and cash equivalents...........                          67,880                49,524                71,168
   Cash and cash equivalents at beginning of
        year...........................................                         136,129                86,605                15,437
                                                                       -----------------      ----------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............                        $204,009              $136,129              $ 86,605
                                                                       =================      ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
   Interest (net of amounts capitalized)...............                        $  4,018               $ 3,888              $  5,945
   Income taxes........................................                        $ 20,407               $11,545              $  5,735

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS

Linens 'n Things, Inc. and its subsidiaries (collectively the "Company") operate in one segment, the retail industry, and had 492 stores in 45 states across the United States and in five provinces in Canada as of the fiscal year ended January 1, 2005. The Company's stores offer a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods.

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

FISCAL PERIODS

The Company utilizes a 52/53-week period ending on the Saturday nearest the last day of December. Accordingly, fiscal 2004 was a 52-week period that ended January 1, 2005 ("fiscal 2004"), fiscal 2003 was a 52-week period that ended January 3, 2004 ("fiscal 2003") and fiscal 2002 was a 53-week period that ended January 4, 2003 ("fiscal 2002").

REVENUE RECOGNITION

The Company recognizes revenue at the time merchandise is purchased by customers at its retail stores or when shipped for merchandise purchased from its website or ordered by telephone. Shipping terms for merchandise purchased from its website or ordered by telephone are FOB shipping point and title passes to the customer upon delivery of the merchandise to the carrier. Shipping and handling fees billed to customers in a sale transaction are included in sales.

Revenue from gift cards, gift certificates and merchandise credits are recognized when redeemed. As part of the Company's private-label credit card ("PLCC") program, when customers purchase merchandise using their PLCC they earn points that enable them to receive future free or discounted merchandise once they reach certain purchase thresholds. The value of these points is accrued for on each PLCC purchase, net of an estimate for points never to be redeemed. The value of these points is reflected as a reduction of net sales and the estimate of the points never to be redeemed is reflected as a reduction of cost of sales in the Consolidated Statements of Operations.

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

DEFERRED RENT

The Company accrues for scheduled rent increases contained in its leases on a straight-line basis over the expected lease term, beginning when the Company first obtains possession of the premises, including cancelable option periods in those instances where exercising such options is reasonably assured.

STORE OPENING AND CLOSING COSTS

New store opening costs are charged to expense as incurred. Store opening costs primarily include rent, store payroll and general operating costs incurred prior to the store opening.

Prior to the adoption of Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," in the event a store was closed before its lease expired, the remaining lease obligation, less anticipated sublease rental income, and asset impairment charges related to improvements and fixtures, inventory writedowns, and other miscellaneous closing costs, were provided for in the period in which management determined to close the store. In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million related to the closing of certain under-performing stores (see Note 4). As of January 1, 2005 and January 3, 2004, the Company had $9.0 million and $15.6 million, respectively, remaining related to this reserve related primarily to lease obligations.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are considered to be those securities with maturities of three months or less when purchased.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (40 years for buildings and 5 to 15 years for furniture, fixtures and equipment). Capitalized software costs are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years, beginning in the year placed in service. Leasehold improvements, including amounts reimbursed by landlords, are amortized over the expected lease term, including cancelable option periods in those instances where exercising such options is reasonably assured.

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

DEFERRED CHARGES

Deferred charges, principally lease acquisition fees, are amortized on a straight-line basis, generally over the expected lease term, beginning when the Company first obtains possession of the premises, including cancelable option periods in those instances where exercising such option is reasonably assured.

GOODWILL

Prior to fiscal 2002, the excess of acquisition costs over the fair value of net assets acquired was amortized on a straight-line basis over 32 years. In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets," which no longer permits the amortization of goodwill.

COSTS OF SALES

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") in the Consolidated Statements of Operations include store payroll and selling expenses, store occupancy costs, advertising and other corporate expenses.

VENDOR ALLOWANCES

The Company receives various types of allowances from its merchandise vendors, which are based on negotiated terms, to cover costs such as freight expense, damages and markdowns and advertising. These allowances are recorded as an offset to the expense as incurred or when the merchandise is sold, as applicable, and is reflected as a reduction of cost of sales in accordance with the provisions of the Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), issued by the Financial Accounting Standards Board ("FASB") in January 2003.

EITF 02-16 states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Consolidated Statement of Operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 was effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Vendor allowances, which are reflected as a reduction of inventory, and vendor purchase discounts are amortized to reduce cost of sales on an inventory turn basis. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory as the advertising allowances received are presumed to be reductions in the cost of inventory under EITF 02-16 when the costs cannot be determined as incremental and specifically identifiable.

ADVERTISING COSTS

The Company expenses the production costs of advertising at the commencement date of the advertisement. Gross advertising costs were $103.5 million, $95.0 million and $78.6 million for fiscal years 2004, 2003 and 2002, respectively. Prior to the implementation of EITF 02-16 in fiscal 2004, advertising costs, net of vendor credits totaling $24.7 million and $18.8 million for fiscal years 2003 and 2002, respectively, were recorded as a component of selling, general and administrative expenses.

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

STOCK-BASED COMPENSATION

The Company grants stock options and restricted stock units for a fixed number of shares to employees and directors. The exercise prices of the stock options are equal to the fair market value of the underlying shares at the date of grant. The Company has adopted the disclosure provisions of Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company accounts for stock option grants and restricted stock unit grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for

Stock Issued to Employees". Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value over specified vesting periods. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

For fiscal years ended 2004, 2003 and 2002, the Company accounted for stock options using the intrinsic value method prescribed under APB No. 25, and accordingly, no compensation cost has been recognized in connection with stock option grants in the accompanying Consolidated Financial Statements.

The compensation cost that was charged against income for its restricted stock unit grants is $0.5 million, $0.8 million and $1.9 million for fiscal years 2004, 2003 and 2002, respectively.

In December 2004 the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (Revised 2004)"). Effective for the third quarter of fiscal 2005, SFAS No. 123 (Revised 2004) will require the Company to recognize the grant-date fair value of stock options grants as compensation expense in the Consolidated Statements of Income.

Set forth below are the Company's net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123:

                                       FISCAL YEAR ENDED
----------------------------------------------------------------------
                                                   2003        2002
(IN MILLIONS, EXCEPT PER SHARES DATA)   2004   RESTATED    RESTATED
----------------------------------------------------------------------
NET INCOME:
  As presented...................      $60.5      $72.8       $65.6
Add:  Stock-based employee
compensation expense included
in net income as presented,
net of tax                               0.3        0.5         1.2
                                     ---------------------------------
                                        60.8       73.3        66.8
Deduct:  Total stock-based
employee compensation expense
determined under the fair value
based method for all awards, net
of related tax effects...........        8.6       11.4         8.1
                                     ---------------------------------
     Pro forma...................      $52.2      $61.9       $58.7
                                     ---------------------------------

NET  INCOME PER SHARE OF COMMON
STOCK:
     Basic:
     As presented................      $1.34      $1.65       $1.55
     Pro forma...................      $1.16      $1.40       $1.38
     Diluted:
     As presented................      $1.32      $1.62       $1.51
     Pro forma...................      $1.16      $1.40       $1.38
                                     ---------------------------------

The effects of applying SFAS No. 123 in this disclosure are not necessarily indicative of future amounts.

The fair value of each stock option grant and restricted stock unit grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants:

     FISCAL YEAR ENDED                2004    2003    2002
     ------------------------------------------------------
     Expected life (years).......      5.0     5.7     6.9
     Expected volatility.........     43.5%   40.7%   47.4%
     Risk-free interest rate.....      3.6%    1.5%    2.2%
     Expected dividend yield.....      0.0%    0.0%    0.0%

The weighted-average fair value of options granted as of January 1, 2005, January 3, 2004 and January 4, 2003 was $10.48, $12.19 and $11.98, respectively. The weighted-average fair value of restricted stock units granted as of January 1, 2005, January 3, 2004 and January 4, 2003 was $12.81, $13.48 and $13.53,
respectively.

EARNINGS PER SHARE

The Company presents earnings per share on a "basic" and "diluted" basis. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents.

The calculation of basic and diluted earnings per share ("EPS") for fiscal 2004, 2003 and 2002 is as follows (in thousands, except per share amounts):

                                   FISCAL YEAR ENDED
   ------------------------------------------------------------
   ----------------------------------    2003          2002
                             2004       RESTATED      RESTATED
   ------------------------------------------------------------
   Net income............ $ 60,521     $   72,759    $   65,585
                          ========     ==========    ==========
   Average shares
   outstanding:
   Basic                    45,055         44,225        42,409
    Effect of
    outstanding stock
    options and
    restricted stock
    unit grants..........      749            622           886
                          --------     ----------    ----------
   Diluted...............   45,804         44,847        43,295
                          ========     ==========    ==========
   Earnings per share
    Basic................ $   1.34     $     1.65    $     1.55
                          ========     ==========    ==========
    Diluted.............. $   1.32     $     1.62    $     1.51
                          ========     ==========    ==========

Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2004, 2003 and 2002 were not included in the computation of diluted earnings per share as the effect would be antidilutive. These consisted of options totaling 1,638,000 shares, 2,430,000 shares and 1,560,000 shares, respectively.

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

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise the recorded provision for future sales returns. As such, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing our financial statements for fiscal 2004 and fiscal 2003, the Company's sales returns reserve was approximately $7.4 million and $6.2 million, respectively.

IMPAIRMENT OF ASSETS: In accordance with SFAS No. 142, the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At the end of fiscal 2004 and fiscal 2003, the Company's net value for property and equipment was approximately $578.8 million and $542.2 million, respectively, and goodwill was $18.1 million for fiscal years 2004 and 2003.

STORE CLOSURE COSTS: Prior to the adoption of SFAS No. 146, the Company recorded estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs, in the period in which management determined to close a store. Such estimates may be subject to change should actual costs differ. In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of January 1, 2005 and January 3, 2004, the Company had $9.0 million and $15.6 million, respectively, remaining related to this reserve. The Company continues to negotiate the lease buyouts or sublease agreements for these stores and based upon final resolution of such negotiations, such estimates may be subject to change.

The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 does not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims for amounts under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

The Company evaluates the accrual and the underlying assumptions periodically and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimate process. In the event the Company determines the accruals should be increased or reduced, the Company would record such adjustments in the period in which such determination is made.

The accrued obligation for these self-insurance programs was approximately $14.5 million for fiscal year 2004 and $13.5 million for fiscal year 2003.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

3.      RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding accounting for leases under generally accepted accounting principles in the United States of America. As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has restated its Consolidated Financial Statements for fiscal 2003 and 2002, contained in this Annual Report.

Historically, the Company had recognized rent expense commencing as of the store opening date as opposed to when the Company took possession of the leased property. The Company's landlords typically provide access to the leased property free-of-charge for a period of time before the store opening so that the Company can build out or fixture the store and stock it with merchandise. Based on its evaluation, the Company now includes this period in calculating straight-line rent expense and amortization of landlord allowances and lease acquisition fees.

The Company has corrected its accounting to recognize rent and amortization expense on a straight-line basis over the expected lease term, including cancelable option periods in those instances where exercising such options is reasonably assured. Previously, the Company did not include these cancelable option periods in calculating straight-line rent expense and amortization expense for lease acquisition fees.

For new stores, the Company generally receives allowances from landlords for the construction of leasehold improvements. Historically, landlord allowances have been classified on the Consolidated Balance Sheets as a reduction of property and equipment, and have been classified as a reduction in capital expenditures on the Consolidated Statements of Cash Flows. The Company now classifies landlord allowances as deferred rent credit reflected in long-term liabilities on the Consolidated Balance Sheets and as an operating activity on the Consolidated Statements of Cash Flows. This adjustment increased both property and equipment and other long-term liabilities on the Consolidated Balance Sheets by approximately $165 million in fiscal 2003 (see item C in the following summary tables for adjustments by year).

The adjustments presented in the following tables include the lease accounting restatement adjustments and other immaterial adjustments and reclassifications described below.

As a result of the lease accounting restatement, SG&A in fiscal 2003 and fiscal 2002 increased approximately $3.9 million and $5.5 million, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.06 and $0.08 for the fiscal years 2003 and 2002, respectively. The cumulative impact of the correction of accounting for leases decreased retained earnings, net of tax, by $16.9 million as of December 29, 2001, with a corresponding increase to deferred income taxes and other long-term liabilities of $13.3 million and a decrease to deferred charges and other non-current assets of $3.5 million (see item A in the following summary tables for adjustments by year).

Certain prior period balances relating to the Company's trade payables program with General Electric Capital Corporation ("GECC") have been adjusted and reclassified (see Note 7). Pursuant to the agreement with GECC any favorable economics realized by GECC for transactions under this program are shared with the Company. The Company now recognizes the gross discount earned as part of the program as a reduction of the cost of inventory in the Consolidated Balance Sheets and records the related portion of interest expense due GECC as interest expense in the Consolidated Statements of Operations. Prior to fiscal 2004, only the Company's share was reflected as a reduction of cost of sales in the Consolidated Statements of Operations. As a result of the adjustment and reclassification, interest expense increased approximately $3.0 million and $3.3 million in fiscal 2003 and 2002, respectively. Cost of sales decreased approximately $3.5 million and $2.8 million in fiscal 2003 and 2002, respectively. Earnings per share on a fully diluted basis increased by approximately $0.01 and decreased by approximately $0.01 for the fiscal years ended 2003 and 2002, respectively. Retained earnings, net of tax, decreased by approximately $1.0 million as of December 29, 2001, with a corresponding decrease to inventories of $1.7 million and a decrease to accrued expenses and other current assets of $0.7 million (see item B in the following summary tables for adjustments by year).

Following is a summary of the effects of these changes on the Company's Consolidated Balance Sheet as of January 3, 2004, as well as the effects of these changes on the Company's Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for each of the two fiscal years ended January 3, 2004:

                        Consolidated Statements of
                                Operations
                      (IN THOUSANDS, EXCEPT PER SHARE
                                   DATA)
                    -------------------------------------
Fiscal Year Ended       As
 January 3, 2004    Previously                     As
     Restated        Reported    Adjustments*   Restated
---------------------------------------------------------
Cost of sales .....  $1,430,422  $ (3,542)(B)  $1,426,880
Gross profit ......     964,850     3,542 (B)     968,392
Selling, general
  and
  administrative
  expenses.........     842,897     3,929 (A)    846,826
                                 ------------
Operating profit ..     121,953    (3,929)(A)    121,566
                                    3,542 (B)
                                 ------------
                                    (387)
                                 ------------
Interest expense ..       1,045     2,956 (B)      4,001
Interest expense,
  net .............         876     2,956 (B)      3,832
Income before
  income taxes.....     121,077    (3,929)(A)    117,734
                                      586 (B)
                                 ------------
                                   (3,343)
                                 ------------
Provision for            46,252    (1,501)(A)     44,975
  income taxes.....                   224 (B)
                                 ------------
                                   (1,277)
                                 ------------
Net income ........      74,825    (2,428)(A)     72,759
                                      362 (B)
                                 ------------
                                   (2,066)
                                 ------------
Net income per
  share - basic ...  $     1.69   $ (0.05)(A)  $     1.65
                                     0.01 (B)
                                 ------------
                                    (0.04)
                                 ------------
Net income per
  share - fully
  diluted .........  $     1.67   $ (0.06)(A)  $     1.62
                                     0.01 (B)
                                 ------------
                                    (0.05)
---------------------------------------------------------

Fiscal Year Ended       As
 January 4, 2003    Previously                    As
     Restated        Reported    Adjustments*  Restated
---------------------------------------------------------
Cost of sales .....  $1,311,370   $ (2,846)(B) $1,308,524
Gross profit ......     873,346      2,846 (B)    876,192
Selling, general
  and
  administrative
  expenses.........     759,077      5,513 (A)    764,590
                                 ------------
Operating profit ..     114,269     (5,513)(A)    111,602
                                     2,846 (B)
                                 ------------
                                    (2,667)
                                 ------------
Interest expense ..       2,329      3,259 (B)      5,588
Interest expense,
  net .............       2,250      3,259 (B)      5,509
Income before           112,019     (5,513)(A)    106,093
  income taxes.....                   (413)(B)
                                 ------------
                                    (5,926)
                                 ------------
Provision for
  income taxes.....      42,773     (2,107)(A)     40,508
                                      (158)(B)
                                 ------------
                                    (2,265)
                                 ------------
Net income ........      69,246     (3,406)(A)     65,585
                                      (255)(B)
                                 ------------
                                    (3,661)
                                 ------------
Net income per
  share - basic ...  $     1.63   $  (0.08)(A) $     1.55
Net income per
  share - fully
  diluted .........  $     1.60   $  (0.08)(A) $     1.51
                                     (0.01)(B)
                                 ------------
                                     (0.09)
                                 ------------

---------------------------------------------------------
                        Consolidated Balance Sheet
                              (IN THOUSANDS)
                    ------------------------------------
Fiscal Year Ended       As
 January 3, 2004    Previously                    As
     Restated        Reported    Adjustments*  Restated
--------------------------------------------------------
Inventories ....... $ 701,928    $ (1,522)(B)  $ 700,406
Total current
  assets ..........   902,136      (1,522)(B)    900,614
Property and
  equipment, net ..   377,244     164,947 (C)    542,191
Deferred charges
  and other
  non-current
  assets, net .....    10,783      (4,258)(A)      6,525
Total assets ...... 1,308,289      (4,258)(A)  1,467,456
                                   (1,522)(B)
                                  164,947 (C)
                                -------------
                                  159,167
                                -------------
Accrued expenses
  and other current
  liabilities .....   176,775        (581)(B)    176,194
Total current
  liabilities .....   442,676        (581)(B)    442,095
Deferred income
  taxes and other
  long-term
  liabilities .....   104,623     183,361 (A)(C) 287,984
Total liabilities .   547,299      18,414 (A)    730,079
                                     (581)(B)
                                  164,947 (C)
                                -------------
                                  182,780
                                -------------
Retained earnings .   404,006     (22,672)(A)    380,393
                                     (941)(B)
                                -------------
                                  (23,613)
                                -------------
Total
  shareholders'
  equity ..........   760,990     (22,672)(A)    737,377
                                     (941)(B)
                                -------------
                                  (23,613)
                                -------------
Total liabilities
  and shareholders'
  equity .......... 1,308,289      (4,258)(A)  1,467,456
                                   (1,522)(B)
                                  164,947 (C)
                                -------------
                                  159,167

--------------------------------------------------------

                      Consolidated Statements of Cash
                                   Flows
                              (IN THOUSANDS)
                    ------------------------------------
Fiscal Year Ended       As
 January 3, 2004    Previously                    As
     Restated        Reported    Adjustments*  Restated
--------------------------------------------------------
Net cash provided
  by operating
  activities ..... $  119,090    $ 31,802 (C)  $ 150,892
Additions to
  property and
  equipment ......    (81,494)    (31,802)(C)   (113,296)
Cash paid for
  interest........        932       2,956 (B)      3,888
--------------------------------------------------------

Fiscal Year Ended       As
 January 4, 2003    Previously                    As
     Restated        Reported    Adjustments*  Restated
--------------------------------------------------------
Net cash provided
  by operating
  activities ..... $   80,729    $ 28,633 (C)  $ 109,362
Additions to
  property and
  equipment ......    (82,187)    (28,633)(C)   (110,820)
Cash paid for
  interest........      2,686       3,259 (B)      5,945
--------------------------------------------------------

                        Consolidated Statements of
                         Shareholders' Equity and
                           Comprehensive Income
                              (IN THOUSANDS)
                    ------------------------------------
At December 29, 2001    As
     Restated       Previously                    As
 Retained Earnings   Reported    Adjustments*  Restated
--------------------------------------------------------

Retained earnings  $  259,935    $(16,838)(A)   $242,049
                                   (1,048)(B)
                                -------------
                                  (17,886)
--------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and  reclassification
  C - lease accounting restatement (landlord allowance adjustment only)

Certain prior period balances relating to the Company's deferred compensation plan have been reclassified. The Company's total liability amounting to $2.8 million for fiscal 2003 was reclassified to accrued expenses and other current liabilities from deferred income taxes and other long-term liabilities. In addition, the plan's investment in the Company's common stock totaling $0.7 million for fiscal 2003 was reclassified to treasury stock from prepaid expenses and other current assets. These amounts are included in the "As Previously Reported" column in the preceding summary tables.

4.      RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased, the Company is not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed in fiscal 2005.

As of January 1, 2005 the Company has $9.0 million remaining in the 2001 restructuring and asset impairment charge. The following table displays a roll forward of the activity for fiscal years 2004 and 2003, and the reserves remaining as of January 1, 2005 ($ in millions):

                 REMAINING      FISCAL   REMAINING   FISCAL   REMAINING
                     AT         2003        AT       2004         AT
                   1/04/03      USAGE     1/03/04    USAGE     1/01/05
Lease commitments    $19.4      $(3.8)     $15.6     $(6.6)      $9.0
Other                  2.8       (2.8)        --        --         --
                 ------------------------------------------------------
                     $22.2      $(6.6)     $15.6     $(6.6)      $9.0
                 ======================================================

The 2004 usage primarily consists of payments for lease commitments. The 2004 activity also includes the reversal of estimated lease commitment costs of approximately $1.1 million as these reserves were not needed, offset by an increase to lease commitment costs by approximately $1.8 million due to changes in estimates based on current negotiations. The 2003 activity primarily consists of payments for lease commitments and miscellaneous store closing costs. The 2003 activity also includes the reversal of estimated lease commitment and other store closing costs of $2.3 million as these reserves were not needed. In addition, changes in estimates to lease commitment costs based on negotiations resulted in the increase to lease commitment costs of $2.5 million during fiscal 2003. The net changes in the restructuring reserve have been reflected within SG&A on the Consolidated Statements of Operations. The restructuring reserve balance is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

5.      ACCOUNTS RECEIVABLE

                                       FISCAL YEAR ENDED
ACCOUNTS RECEIVABLE CONSISTED OF
THE FOLLOWING (IN THOUSANDS):          2004          2003
-------------------------------------------------------------
Credit card settlements due......     $16,538    $24,070
Due from landlords...............       5,431      2,510
Other............................       3,797      2,951
                                    ---------- ----------
                                      $25,766    $29,531
-------------------------------------------------------------

Amounts due from landlords are allowances provided by landlords to cover certain new store capital costs.

The Company has typically not provided an allowance for doubtful accounts for these receivables, as its bad debt experience has been insignificant.

6.      PROPERTY AND EQUIPMENT

                                        FISCAL YEAR ENDED
PROPERTY AND EQUIPMENT CONSISTED                       2003
OF THE FOLLOWING (IN THOUSANDS):          2004     RESTATED
Land...............................   $    1,480   $     400
Building...........................        6,080        4,760
Furniture, fixtures and equipment..      556,822      496,955
Leasehold improvements.............      371,095      323,192
Computer software..................       26,152       21,496
                                     ------------ ------------
                                         961,629      846,803
Less:
  Accumulated depreciation
    and amortization ..............      382,813      304,612
                                     ------------ ------------
                                      $  578,816   $  542,191
--------------------------------------------------------------

7.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

ACCOUNTS PAYABLE

The Company maintains a trade payables program with General Electric Capital Corporation ("GECC") under which GECC pays participating Company suppliers the amount due from the Company in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, the Company pays GECC the full amount. Pursuant to the agreement any favorable economics realized by GECC for transactions under this program are shared with the Company. The Company recognizes the total vendor discount realized by GECC as a reduction of the cost of inventory in the Consolidated Balance Sheets and records the share of the vendor discount due GECC as interest expense in the Consolidated Statements of Operations. At January 1, 2005 and January 3, 2004, the Company owed approximately $65.0 million and $66.2 million, respectively, to GECC under this program. These balances are included in the Company's accounts payable. Either party may terminate the program for any reason after giving 30 days of prior written notice. The maximum amount permitted under the program was $95 million as of January 1, 2005.

In addition, included in accounts payable are amounts for gift card liabilities of $30.5 million and $27.5 million as of January 1, 2005 and January 3, 2004, respectively. Gift cards that are not expected to be redeemed are recorded as a reduction to selling, general and administrative expense in the Consolidated Statements of Operations. Such amounts recognized for fiscal 2004, 2003 and 2002 amounted to $5.3 million, $2.5 million and $1.0 million, respectively.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                          FISCAL YEAR ENDED

ACCRUED EXPENSES AND OTHER CURRENT
LIABILITIES CONSISTED OF THE                              2003
FOLLOWING (IN THOUSANDS):                   2004      RESTATED
---------------------------------------------------------------
Other taxes payable..............        $33,123       $27,513
Income taxes payable.............         31,381        15,247
Salaries and employee benefits...         22,376        24,320
Other............................        125,764       109,114
                                     ------------ ------------
                                        $212,644      $176,194
---------------------------------------------------------------

Included in "other" is miscellaneous store operating and corporate office accrued expenses.

8.      SHORT-TERM BORROWING ARRANGEMENTS

        In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire November 23, 2009. The Credit Agreement allows for up to $50 million of borrowings from additional lines of credit outside of the Credit Agreement. As of January 1, 2005, the additional lines of credit include committed facilities of approximately $17 million that expire on May 31, 2005 and $12 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. The Credit Agreement replaced the $150 million senior revolving credit facility amended June 2002, which allowed for up to $40 million in borrowings from additional lines of credit outside the agreement ("2002 Credit Agreement").

        Under the Credit Agreement, interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 1, 2005, the Company was in compliance with its covenants under the Credit Agreement. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $50 million plus, on a cumulative basis, an amount equal to 25% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending April 3, 2004. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. At various times throughout 2004 and 2003, the Company borrowed against the Credit Agreement and the 2002 Credit Agreement for seasonal working capital needs. As of January 1, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. The Company also had $76.2 million of letters of credit outstanding as of January 1, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

9.      DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES

------------------------------------------------------------
                                     FISCAL YEAR ENDED
DEFERRED INCOME TAXES AND
OTHER LONG-TERM LIABILITIES
CONSISTED OF THE FOLLOWING (IN                         2003
THOUSANDS):                             2004       RESTATED
------------------------------------------------------------
Deferred income taxes............    $62,720        $54,697
Deferred rent....................     69,390         62,410
Deferred rent credit.............    176,975        165,677
Other............................      9,153          5,200
                                  -----------   ------------
                                    $318,238       $287,984
------------------------------------------------------------

Deferred rent represents the unamortized accrual for scheduled rent increases contained in its leases and deferred rent credits represent the unamortized portion of landlord allowances.

10.     LEASES

The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2029. The leases generally contain renewal options for periods ranging from 5 to 20 years in total and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of net sales as defined by lease agreements. Net rental expense for all operating leases was as follows (in thousands):

                                     FISCAL YEAR ENDED
---------------------------------------------------------------
                                               2003       2002
                                    2004   RESTATED   RESTATED
---------------------------------------------------------------
Minimum rentals.....            $248,543   $221,424   $199,280
Contingent rentals..                  17         34        128
                             ----------------------------------
                                 248,560    221,458    199,408
Less:
Sublease rentals....               3,599      2,903      3,128
                             ----------------------------------
                                $244,961   $218,555   $196,280

---------------------------------------------------------------

At fiscal year end 2004, the future minimum rental payments required under operating leases and the future minimum sublease rentals excluding lease obligations for closed stores and the one remaining store planned to be closed resulting from the 2001 restructuring and asset impairment charge were as follows (in thousands):

FISCAL YEAR
-----------------------------------------------------------
2005                                            $  257,622
2006                                               263,469
2007                                               262,630
2008                                               259,830
2009                                               257,041
Thereafter................................       1,426,275
                                              -------------
                                                $2,726,867
                                              -------------
Total future minimum sublease rentals.....      $   38,771
                                              -------------

-----------------------------------------------------------

As of March 17, 2005, the Company had fully executed leases for 60 stores planned to open in fiscal years 2005 and 2006, for which aggregate minimum rental payments over the term of the leases is approximately $264.8 million. The table above includes payments for stores that had fully executed leases as of January 1, 2005.

The Company also has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of January 1, 2005, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.9 million.

11.     STOCK INCENTIVE PLANS

The Company has adopted the 2004 Stock Award and Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the granting of options, restricted stock unit grants and other stock-based awards (collectively, "awards") to key employees and non-employee directors. The 2004 Plan replaced both the Company's 2000 Stock Award and Incentive Plan (the "2000 Plan") and the Broad-Based Equity Plan. The 2000 Plan replaced both the Company's 1996 Incentive Compensation Plan (the "1996 Plan") and the 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). Therefore, no future awards will be made under the 2000 Plan, the Broad-Based Equity Plan, the 1996 Plan or the Directors' Plan (collectively, the "Prior Plans"), although outstanding awards under the Prior Plans will continue to be in effect. The Company has also adopted the New Hire Authorization. The New Hire Authorization provides for the granting of awards as an inducement to a person being retained for employment by the Company.

Under the 2004 Plan, an aggregate of 4,000,000 shares (plus any shares under outstanding awards under the Prior Plans which become available for further grants) was authorized for issuance of awards. Under the New Hire Authorization, an aggregate of 500,000 shares was authorized.

Stock options under the 2004 Plan and the New Hire Authorization are granted with exercise prices at the fair market value of the underlying shares at the date of grant. The right to exercise options generally commences one to five years after the grant date, and the options expire between five to ten years after the grant date. Restrictions on restricted stock unit grants lapse over vesting periods of up to five years. Restricted stock unit grants are considered outstanding as of the grant date for purposes of computing diluted EPS and are considered outstanding upon vesting for purposes of computing basic EPS.

At fiscal year end 2004, 11,250 restricted stock unit grants were outstanding under the 2000 Plan. During fiscal 2004, 6,750 restricted stock unit grants were released, no restricted stock unit grants were awarded and no restricted stock unit grants were canceled.

At fiscal year end 2004, 15,815 restricted stock unit grants were outstanding under the Broad-Based Equity Plan. During 2004, 9,300 restricted stock unit grants were released, 1,557 restricted stock unit grants were awarded and 8,267 restricted stock unit grants were canceled.

At fiscal year end 2004, 62,500 restricted stock unit grants were outstanding under the 2004 Plan. During 2004, 2,500 restricted stock unit grants were released, 65,000 restricted stock unit grants were awarded and no restricted stock unit grants were canceled.

At fiscal year end 2004, 25,000 restricted stock unit grants were outstanding under the New Hire Authorization. During 2004, no restricted stock unit grants were released, 25,000 restricted stock unit grants were awarded and no restricted stock unit grants were canceled.

At fiscal year end 2004, 1,239,018 stock options were outstanding under the 1996 Plan. During fiscal 2004, no stock options were granted, 65,625 stock options were exercised, 210,977 stock options were canceled, and 1,239,018 stock options were exercisable at fiscal year end 2004 under the 1996 Plan.

At fiscal year end 2004, 48,800 stock options were outstanding under the Directors' Plan. During fiscal 2004, no stock options were granted, no stock options were exercised, no stock options were canceled, and 48,800 stock options were exercisable at fiscal year end 2004 under the Directors' Plan.

At fiscal year end 2004, 1,474,759 stock options were outstanding under the 2000 Plan. During fiscal 2004, no stock options were granted, 71,673 stock options were exercised, 13,339 stock options were canceled, and 1,141,268 stock options were exercisable at fiscal year end 2004 under the 2000 Plan.

At fiscal year end 2004, 1,786,915 stock options were outstanding under the Broad-Based Equity Plan. During fiscal 2004, 11,600 stock options were granted, 244,648 stock options were exercised, 174,170 stock options were canceled, and 982,663 stock options were exercisable at fiscal year end 2004 under the Broad-Based Equity Plan.

At fiscal year end 2004, 1,219,595 stock options were outstanding under the 2004 Plan. During fiscal 2004, 1,223,095 stock options were granted, no stock options were exercised, 1,000 stock options were canceled, and 290 stock options were exercisable at fiscal year end 2004 under the 2004 Plan.

At fiscal year end 2004, 300,000 stock options were outstanding under the New Hire Authorization. During fiscal 2004, 300,000 stock options were granted, no stock options were exercised, no stock options were canceled, and no stock options were exercisable at fiscal year end 2004 under the New Hire Authorization.

The following tables summarize information about stock option transactions for the 2004 Plan, the New Hire Authorization, and the Prior Plans:

                                                      WEIGHTED
                                     NUMBER           -AVERAGE
                                     OF SHARES     EXERCISE PRICE
------------------------------------------------------------------

Balance at December 29, 2001         4,422,633             $22.91

Options granted                      1,291,395             $24.03
Options exercised                      129,472             $18.89
Options canceled                       237,308             $24.57
------------------------------------------------------------------
Balance at January 4, 2003           5,347,248             $23.21
------------------------------------------------------------------

Options granted                      1,056,625             $27.13
Options exercised                      717,652             $17.70
Options canceled                       370,397             $23.19
------------------------------------------------------------------
Balance at January 3, 2004           5,315,824             $24.72
------------------------------------------------------------------

Options granted                      1,534,695             $25.56
Options exercised                      381,946             $20.46
Options canceled                       399,486             $27.54
------------------------------------------------------------------
Balance at January 1, 2005           6,069,087             $25.02
------------------------------------------------------------------

------------------------------------------------------------------
Options Exercisable as of:
January 4, 2003                      2,273,230             $22.62
January 3, 2004                      3,102,033             $25.06
January 1, 2005                      3,412,039             $24.76
------------------------------------------------------------------


                               OPTIONS OUTSTANDING
                  ------------------------------------------------
                                     WEIGHTED-
                                      AVERAGE
                                     REMAINING
                    OUTSTANDING     CONTRACTUAL  WEIGHTED-AVERAGE
    RANGE OF            AS OF           LIFE          EXERCISE
 EXERCISE PRICE    JANUARY 1, 2005   (IN YEARS)         PRICE
----------------- ----------------- -----------  -----------------

$ 7.75-$11.50              107,150       1.9           $ 7.94
$11.51-$17.25                4,300       2.5           $13.76
$17.26-$21.50            1,320,225       6.0           $19.85
$21.51-$25.75            2,214,929       5.5           $24.36
$25.76-$32.50            2,367,583       5.3           $29.04
$32.51-$48.75               54,900       6.2           $36.68
                  ----------------- -----------  -----------------
      TOTAL              6,069,087       5.5           $25.02
                  ================= ===========  =================



                         OPTIONS EXERCISABLE

                    OUTSTANDING
    RANGE OF            AS OF         WEIGHTED-AVERAGE
 EXERCISE PRICE    JANUARY 1, 2005     EXERCISE PRICE
----------------  -----------------  ------------------

$ 7.75-$11.50              107,150          $ 7.94
$11.51-$17.25                4,300          $13.76
$17.26-$21.50            1,111,338          $19.99
$21.51-$25.75              723,891          $23.59
$25.76-$32.50            1,428,117          $30.03
$32.51-$48.75               37,243          $37.48
                  -----------------  ------------------
      TOTAL              3,412,039          $24.76
                  =================  ==================

12.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan. Company contributions to the plan amounted to approximately $1.4 million, $1.2 million and $1.2 million for fiscal years 2004, 2003 and 2002, respectively.

Effective July 1, 1999, the Company established a Supplemental Executive Retirement Program ("SERP"). The SERP, which in part is funded with the cash surrender values of certain life insurance policies owned by the Company, provides eligible executives with supplemental pension benefits, in addition to amounts received under the Company's 401(k) benefit plan. Under the terms of the SERP, upon termination of employment with the Company, eligible participants will be entitled to benefits determined under the SERP beginning at or after age
55. The SERP has three components: (i) a defined benefit component, (ii) a split dollar insurance component, which is frozen due to limitations imposed by the Sarbanes-Oxley Act prohibiting the Company from paying premiums into the policy beginning with the 2003 premium payment and (iii) a new defined contribution component, which was established in 2004 because of the restrictions on further premium payments under the split dollar insurance arrangement. This new component is designed to provide, together with the defined benefit component and the frozen split dollar policy, total projected benefits similar to what would have been provided if the split dollar insurance arrangement had not been frozen. Currently, only the Company's Chairman and Chief Executive Officer is a participant under the SERP, although additional participants could be added in the future. The Company recorded expenses related to the SERP of approximately $170,000, $875,000 and $3,000 for fiscal years 2004, 2003 and 2002, respectively. Included in fiscal 2003 SERP expense is $784,000 related to the departure of a former executive.

13.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):


------------------------------------------------------------
                                                       2003
Fiscal Year Ended                        2004      RESTATED
------------------------------------------------------------
DEFERRED TAX ASSETS:
     Employee benefits..........       $4,917        $5,020
        Lease termination costs.        3,393         5,905
     State NOL..................        3,183         3,023
     Other......................        1,372         1,893
                                  ------------    ----------
TOTAL DEFERRED TAX ASSETS.......       12,865        15,841

DEFERRED TAX LIABILITIES:
     Inventories................      $11,921       $26,260
     Property and equipment.....       68,993        58,742
                                  ------------    ----------
TOTAL DEFERRED TAX LIABILITIES..       80,914        85,002
                                  ------------    ----------
NET DEFERRED TAX LIABILITY......      $68,049       $69,161
                                  ============    ==========


Deferred tax assets at January 1, 2005 include state net operating loss carryforward ("NOL") of approximately $64.4 million, expiring at various dates between 2006 and 2021. Based on the Company's analysis, a valuation allowance is not required since it is more likely than not that the NOL will be utilized and deferred tax assets will be realized.

At January 1, 2005 and January 3, 2004, the net deferred tax liability was included in the Consolidated Balance Sheets as follows (in thousands):

                                                       2003
                                        2004       RESTATED
Current deferred taxes..........   $  (5,329)     $ (14,464)
Deferred income taxes...........     (62,720)       (54,697)
                                 ------------    -----------
NET DEFERRED TAX LIABILITY......   $  68,049      $  69,161
                                 ============    ===========

The components of income before income taxes comprised the following:

                                     FISCAL YEAR ENDED
------------------------------------------------------------------
                                               2003          2002
------------------------------------------------------------------
(IN THOUSANDS):                2004        RESTATED      RESTATED
------------------------------------------------------------------
     Domestic.........      $91,989        $113,102      $108,187
     Foreign..........        5,940           4,632       (2,094)
                           ---------    ------------    ----------
Total                       $97,929        $117,734      $106,093
                           ---------    ------------    ----------

The provision for income taxes comprised the following for:

                                  FISCAL YEAR ENDED
------------------------------------------------------------------
                                               2003          2002
------------------------------------------------------------------
(IN THOUSANDS):                2004        RESTATED      RESTATED
------------------------------------------------------------------
CURRENT:
     U.S. Federal.....      $28,212         $ 5,835       $ 9,000
     U.S. State.......        8,932             612         1,099
     Non-U.S. ........        1,376           1,402            --
                           ---------    ------------    ----------
                             38,520           7,849        10,099
                           ---------    ------------    ----------
DEFERRED:
     U.S. Federal.....        2,971          32,600        27,654
     U.S. State.......       (4,977)          4,264         3,553
     Non-U.S. ........          894             262          (798)
                           ---------    ------------    ----------
                             (1,112)         37,126        30,409
                           ---------    ------------    ----------
TOTAL                       $37,408         $44,975       $40,508
                           =========    ============    ==========

------------------------------------------------------------------

The Company has not recognized any United States tax expense on its undistributed international earnings since it has an intention to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings total approximately $11.7 million at January 1, 2005.

The American Job Creation Act of 2004 ("the Act") was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company's income tax liability. The Company does not expect to take advantage of the Act's repatriation provisions.

The following is reconciliation between the statutory Federal income tax rate and the effective rate for:

                                     FISCAL YEAR ENDED
------------------------------------------------------------------
                                               2003          2002
------------------------------------------------------------------
                               2004        RESTATED      RESTATED
------------------------------------------------------------------
Effective tax rate....         38.2%          38.2%        38.2%
State income taxes,
  net of Federal
  benefit.............         (2.6)          (2.7)        (2.8)
Foreign taxes.........         (0.3)          (0.1)         0.1
Other.................         (0.3)          (0.4)        (0.5)
                             -------------------------------------
Statutory Federal income
  tax rate.................    35.0%          35.0%        35.0%
                             =====================================

14.     COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

15.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial information in fiscal 2004 and 2003, restated for the Company's adjustments to its methods of accounting for leases and leasehold improvements as well as its trade payable program with GECC (see Note 3), is as follows:


 RESTATED FOR ALL FISCAL YEAR 2003 QUARTERS AND FIRST THREE FISCAL 2004 QUARTERS
-----------------------------------------------------------------------------------
 (IN THOUSANDS,
   EXCEPT PER             FIRST       SECOND       THIRD       FOURTH      FISCAL
  SHARE DATA)            QUARTER     QUARTER       QUARTER     QUARTER      YEAR
-----------------------------------------------------------------------------------
NET SALES
2004 (REPORTED)......   $552,800     $578,749     $654,196    $875,724   $2,661,469
                       ------------------------------------------------------------

2003 (Reported)......   $480,471     $523,672     $602,816    $788,313   $2,395,272
                       ------------------------------------------------------------

GROSS PROFIT2
2004
(REPORTED)...........    220,454      232,499      268,005     348,741    1,069,699
ADJUSTMENTS..........        792          177        1,101          --        2,070
                       ------------------------------------------------------------

2004
(RESTATED)...........    221,246      232,676      269,106      348,741   1,071,769
                       ------------------------------------------------------------

2003
(Reported)...........    192,841      213,698      241,948      316,363     964,850
Adjustments..........      1,412          306          804        1,020       3,542
                       ------------------------------------------------------------

2003
(Restated)...........    194,253      214,004      242,752      317,383     968,392
                       ------------------------------------------------------------

OPERATING
PROFIT2
2004
(REPORTED)...........         64        1,610       27,878       72,689     102,241
ADJUSTMENTS..........     (1,106)        (409)         564           --       (951)
                       ------------------------------------------------------------

2004
(RESTATED)...........     (1,042)       1,201       28,442       72,689     101,290
                       ------------------------------------------------------------

2003
(Reported)...........      3,440        9,518       34,184       74,811     121,953
Adjustments..........       (383)        (690)         (98)         784        (387)
                       ------------------------------------------------------------

2003
(Restated)...........      3,057        8,828       34,086       75,595     121,566
                       ------------------------------------------------------------

NET INCOME2
2004
(REPORTED)...........         30          879       17,230       44,361      62,500
ADJUSTMENTS..........     (1,142)        (782)        (55)           --      (1,979)
                       ------------------------------------------------------------
2004
(RESTATED)...........     (1,112)          97       17,175       44,361      60,521
                       ------------------------------------------------------------

2003
(Reported)...........      2,078        5,704       20,980       46,063      74,825
Adjustments..........       (722)        (914)        (542)         112      (2,066)
                       ------------------------------------------------------------

2003
(Restated)...........      1,356        4,790       20,438       46,175      72,759
                       ------------------------------------------------------------

NET INCOME
PER SHARE2
BASIC1
2004
(REPORTED)...........  $       -   $     0.02   $     0.38  $      0.98   $    1.39
ADJUSTMENTS..........      (0.02)       (0.02)          --           --       (0.05)
                       ------------------------------------------------------------

2004
(RESTATED)...........  $   (0.02)  $       --   $     0.38  $      0.98   $    1.34
                       ------------------------------------------------------------

2003
(Reported)...........  $    0.05   $     0.13   $     0.47  $      1.04   $    1.69
Adjustments..........      (0.02)       (0.02)       (0.01)          --       (0.04)
                       ------------------------------------------------------------

2003
(Restated)...........  $    0.03   $     0.11   $     0.46  $      1.04   $    1.65
                       ------------------------------------------------------------

DILUTED1
2004
(REPORTED)...........  $      --   $     0.02   $     0.38  $      0.97   $    1.36
ADJUSTMENTS..........      (0.02)       (0.02)          --           --       (0.04)
                       ------------------------------------------------------------

2004
(RESTATED)...........  $   (0.02)  $       --   $     0.38  $      0.97   $    1.32
                       ------------------------------------------------------------

2003
(Reported)...........  $    0.05   $     0.13   $     0.47  $      1.02   $    1.67
Adjustments..........      (0.02)       (0.02)      (0.02)           --       (0.05)
                       ------------------------------------------------------------

2003
(Restated)...........  $    0.03   $     0.11   $     0.45  $      1.02   $    1.62
                       ------------------------------------------------------------

--------------------------------------------------------------------------------
        1       NET INCOME PER SHARE AMOUNTS FOR EACH QUARTER ARE REQUIRED TO BE
                COMPUTED INDEPENDENTLY AND MAY NOT EQUAL THE AMOUNT COMPUTED FOR
                THE FISCAL YEAR.
        2       AS RESTATED - SEE NOTE 3 FOR FURTHER DISCUSSION.

16.  MARKET INFORMATION  (UNAUDITED)

The Company's common stock is listed on the New York Stock Exchange. Its trading symbol is LIN. At the end of fiscal 2004, there were 17,723 beneficial shareholders. The high and low trading price of the Company's common stock for each quarter is as follows:

FOR FISCAL 2004
                                            HIGH     LOW
                                           ------    ------
First Quarter............................  $36.15    $27.70
Second Quarter...........................  $36.12    $27.01
Third Quarter............................  $28.93    $23.17
Fourth Quarter...........................  $26.44    $21.70

FOR FISCAL 2003
                                            HIGH     LOW
                                           ------    ------
First Quarter............................  $23.98    $19.49
Second Quarter...........................  $24.93    $19.27
Third Quarter............................  $29.31    $23.78
Fourth Quarter...........................  $30.45    $24.64

The Company paid no dividends on its common stock in fiscal 2004 and 2003. Management of the Company currently intends to retain its earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company, satisfying all requirements under its bank financing agreement and such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's credit facility currently limits the amount of cash dividends (see Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

        On March 7, 2005, management and the Audit Committee discussed the issues regarding the Company's method of accounting for leases and landlord allowances with the Company's independent registered public accounting firm and determined that the Company's accounting for these items is not consistent with the views expressed by the SEC in a letter dated February 7, 2005. Accordingly, management and the Audit Committee concluded that the Company should restate its annual financial statements for fiscal years 2002 and 2003 presented in this Annual Report on Form 10-K, and its quarterly financial information for the four quarters of fiscal year 2003 and the first three quarters of fiscal year 2004. Public Company Accounting Oversight Board's Auditing Standard No. 2, AN AUDIT OF INTERNAL CONTROL OVER FINANCIAL REPORTING PERFORMED IN CONJUNCTION WITH AN AUDIT OF FINANCIAL STATEMENTS, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Accordingly, management concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness in internal control over financial reporting as of January 1, 2005.

        REMEDIATION OF MATERIAL WEAKNESS. To remediate the material weakness in the Company's internal control over financial reporting, subsequent to January 1, 2005, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

        (a) DISCLOSURE CONTROLS AND PROCEDURES. The Company also carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that as a result of the aforementioned material weakness related to lease accounting, the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Report (January 1, 2005), in ensuring that material information relating to Linens 'n Things, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

        In performing its assessment, management evaluated the Company's processes and practices in place to ensure the propriety of the Company's accounting for leases and landlord allowances. As a result of this evaluation, management concluded that the Company's internal control over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and landlord allowances were not effective as of January 1, 2005. These internal control deficiencies resulted in errors in the Company's accounting for leasehold improvements funded by landlord incentives and allowances under operating leases and accordingly, the Audit Committee of the Board of Directors (the "Committee") and Company senior management determined to restate certain of the Company's previously issued financial statements to correct its accounting for leases and landlord allowances. The restatement of the financial statements is described in Note 3 to the Consolidated Financial Statements.

        A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists because of their likely significant negative effect on internal control over financial reporting. The restatement of previously issued financial statements is one of these circumstances. Management evaluated the impact of the aforementioned restatement of previously issued financial statements on the Company's assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect accounting for leases and landlord allowances represented a material weakness in the Company's internal control over financial reporting as of January 1, 2005.

        As a result of the aforementioned material weakness in the Company's internal control over financial reporting, management has concluded that, as of January 1, 2005, the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria set forth by the COSO of the Treadway Commission in "Internal Control--Integrated Framework".

        KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting. This report appears below.

        (c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fourth quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting, other than the following matter. During the fourth quarter of 2004, as part of the
Section 404 internal control assessment process, management determined that there was a material weakness in the design of controls over inventory existence due to the timing of its physical inventories and the cycle counting procedures over inventory that were in place. The Company remediated this control deficiency by the end of fiscal 2004 by enhancing its inventory cycle count procedures within the fourth quarter to confirm the existence of inventory.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Linens 'n Things, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(b)), that Linens `n Things, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of the Company's ineffective controls over the selection and monitoring of the appropriate assumptions and factors affecting accounting for leases and landlord allowances, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Linens `n Things, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: As of January 1, 2005, the Company's internal control over the selection and monitoring of assumptions and factors affecting the accounting for leases and landlord allowances were not effective in providing reasonable assurance regarding the reliability of the related financial reporting in accordance with generally accepted accounting principles. As a result of these deficiencies in the Company's internal control, accounting errors in certain current and prior period financial statements were identified and such financial statements were restated to reflect correction to the accounting errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linens `n Things, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 1, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Linens `n Things, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Linens `n Things, Inc. has not maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/S/ KPMG LLP
------------
KPMG LLP

New York, New York
March 31, 2005



ITEM 9B.  OTHER INFORMATION

        None

                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the Company's 2005 Proxy Statement and is incorporated by reference herein. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's 2005 Proxy Statement is also incorporated by reference herein. See
Part I, Item 1 of this Form 10-K for information regarding the Company's executive officers.

        The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to the Company's chief executive officer, principal financial officer, principal accounting officer, and to all other Company directors, officers and employees. The Code of Ethics is available on the Company's website, WWW.LNT.COM, under "Investor Relations-Corporate Governance." A waiver from any provision of the Code of Ethics for executive officers and directors may only be granted by the Board of Directors and any such waiver in favor of a director or executive officer will be publicly disclosed. The Company will disclose any future substantive amendments to the Code of Ethics, and any such waiver from the Code of Ethics granted to the Company's chief executive officer, principal financial officer and principal accounting officer as well as any other executive officers or directors, on the Company's website, www.lnt.com, under "Investor Relations-Corporate Governance."

        The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption "Information Regarding Board Committees" in the Company's 2005 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the headings "Director Compensation" and "Executive Compensation," other than information included therein under the subcaptions "Report on Compensation of Executive Officers" and "Performance Graph" which are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

        The Equity Compensation Plan Information required by this Item is presented in the following table:

                                         EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                          (b)                          (c)

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,               options,               (excluding securities
        Plan Category              Warrants and Rights          Warrants and Rights        reflected in Column (a))
        --------------             --------------------         --------------------       ------------------------
  Equity compensation plans
     approved by security
          holders(1)                      4,055,922                     $25.06                      2,981,565

Equity compensation plans not
     approved by security                 2,127,730                     $24.99                        175,000
          holders(2)
            Total                         6,183,652                     $25.03                      3,156,565

(1) 2004 Stock Award and Incentive Plan ("2004 Equity Plan") which provides for grants of stock options and other equity based awards; 2000 Stock Award and Incentive Plan ("2000 Equity Plan"); 1996 Incentive Compensation Plan; and the 1996 Non-Employee Director Stock Plan. The 2004 Equity Plan superceded the 2000 Equity Plan as well as the LNT Broad Based Equity Plan referenced in (2) below. The 2000 Equity Plan had superceded the 1996 Incentive Compensation Plan and the 1996 Non-Employee Director Stock Plan. No future awards may be made under the 2000 Equity Plan, the LNT Broad Based Equity Plan, the 1996 Incentive Compensation Plan and the 1996 Non-Employee Director Stock Plan (collectively, the "Prior Plans") except that outstanding awards under the Prior Plans continue in effect in accordance with their terms and the termination or forfeiture of outstanding awards under the Prior Plans become available for awards under the 2004 Equity Plan.

(2) New Hire Authorization and the LNT Broad Based Equity Plan. The New Hire Authorization ("Authorization") was adopted by the Board of Directors effective June 11, 2004. Pursuant to and in accordance with the requirements of Rule 303A.08 of the New York Stock Exchange Rules, new hires may be granted non-qualified stock options, restricted stock and restricted stock units, and other equity awards (collectively "awards") under the Authorization by the Compensation Committee of the Board of Directors, which is comprised solely of independent directors. For stock option grants, the option exercise price may not be less than the fair market value per share of the Company's common stock on the grant date. Awards are subject to vesting terms and forfeiture and other restrictions, if any, that the Compensation Committee may impose. All other terms and conditions for awards are generally the same as for similar awards granted under the 2004 Equity Plan referenced in (1) above, including an option term of no longer than ten years from the grant date. The 2004 Equity Plan in (1) above superceded the LNT Broad Based Equity Plan except for outstanding awards, the termination or forfeiture of which become available for awards under the 2004 Equity Plan.

        For further information concerning Stock Incentive Plans, see Note 11 to the Company's Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will, if applicable, be included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, and, if so included, is incorporated by reference in this Item.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding principal accountant fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountants is set forth under the caption "Independent Auditors" in the Company's 2005 Proxy Statement and such information is incorporated by reference herein.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report.


1.      FINANCIAL STATEMENTS:

        The following Financial Statements for the fiscal year ended January 1, 2005 are included in this Form 10-K as follows:
                                                                         PAGES

Consolidated Statements of Operations -
for the fiscal years ended January 1, 2005, January 3, 2004
(restated) and January 4, 2003 (restated) .............................. 28

Consolidated Balance Sheets -
as of January 1, 2005 and January 3, 2004 (restated).................... 29

Consolidated Statements of Shareholders' Equity and Comprehensive
Income - for the fiscal years ended January 1, 2005, January 3, 2004
(restated) and January 4, 2003 (restated)............................... 30

Consolidated Statements of Cash Flows -
for the fiscal years ended January 1, 2005, January 3, 2004 (restated)
and January 4, 2003 (restated).......................................... 31

Notes to Consolidated Financial Statements.............................. 32 - 50

Management's Report on Internal Control over Financial Reporting........ 51 - 52

Report of Independent Registered Public Accounting Firm on the
Consolidated Financial Statements....................................... 26 - 27


Report of Independent Registered Public Accounting Firm on Internal
Controls Over Financial Reporting....................................... 53 - 54

2.      SCHEDULES:

        None

3.      EXHIBITS:

        The Exhibits on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER      DESCRIPTION

3.1             Amended and Restated Certificate of Incorporation, as amended
                1,3
3.2             By-Laws of the Registrant1
4               Specimen Certificate of Common Stock1
10.1            Transitional Services Agreement between the Registrant and CVS
                Corporation1
10.2            Stockholder Agreement between the Registrant and CVS
                Corporation1
10.3            Tax Disaffiliation Agreement between the Registrant and CVS
                Corporation1
10.4            Employment Agreement with Norman Axelrod*4
10.5            Employment Agreement with Jack E. Moore, Jr.*4
10.6            Employment Agreement with Brian Silva*4
10.7            Employment Agreement with William T. Giles *4
10.8            Employment Agreement with F. David Coder*5
10.9            Split Dollar Agreement and Collateral Assignment between the
                Registrant and Norman Axelrod*6
10.10           1996 Incentive Compensation Plan*1
10.11           1996 Non-Employee Director Stock Plan*1
10.12           Supplemental Executive Retirement Plan*6
10.13           2000 Stock Award and Incentive Plan*7
10.14           Deferred Compensation Plan*8
10.15           LNT Broad-Based Equity Plan*9
10.16           2004 Stock Award and Incentive Plan*10
10.17           New Hire Authorization*11
10.18           Defined Contribution Supplemental Executive Retirement Plan*12
10.19           Credit Agreement dated as of November 23, 2004 among the
                Registrant, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer and the lenders signatory thereto13
10.20           Form of Stock Option Agreement (performance)*14
10.21           Form of Stock Option Agreement (as modified)*14
10.22           Form of Restricted Stock Units Agreement*14
10.23           Form of Stock Option Agreement*14
10.24           Restricted Stock Unit Agreement and Stock Option Agreements with
                Jack E. Moore, Jr.*15
10.25           Annual Incentive Program Performance Criteria*16
10.26           Non-Employee Director Compensation Program*16
21              List of Subsidiaries2
23a             Consent of Independent Registered Public Accounting Firm2
31.1            Certification by Norman Axelrod, Chairman and Chief Executive
                Officer2
31.2            Certification by William T. Giles, Executive Vice President and
                Chief Financial Officer2
32              Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350,
                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                20022

--------------------------------------------------------------------------------

1. Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-12267), which Registration Statement became effective on November 26, 1996.

2.      Filed with this Form 10-K.

3.      Incorporated by reference to Current Report on Form 8-K filed on May 6,
        1999.

4. Incorporated by reference to Current Report on Form 8-K filed on December 3, 2004.

5. Incorporated by reference to Current Report on Form 8-K filed on February 27, 2004.

6. Incorporated by reference to Current Report on Form 8-K filed on March 27, 2000, as amended by Current Report on Form 8-K filed on December 29, 2004.

7. Incorporated by reference to Registration Statement on Form S-8 filed on August 2, 2000 (File No. 333-42874).

8. Incorporated by reference to Registration Statement on Form S-8 filed on June 2, 1998 (File No. 333-55803).

9. Incorporated by reference to Registration Statement on Form S-8 filed on June 14, 2001 (File No. 333-62984).

10. Incorporated by reference to Registration Statement on Form S-8 filed on June 22, 2004 (File No. 333-116719).

11. Incorporated by reference to Registration Statement on Form S-8 filed on June 22, 2004 (File No. 333-116720).

12. Incorporated by reference to Current Report on Form 8-K filed on December 29, 2004.

13. Incorporated by reference to Current Report on Form 8-K filed on November 30, 2004.

14. Incorporated by reference to Current Report on Form 8-K filed on November 24, 2004.

15. Incorporated by reference to Current Report on Form 8-K filed on August 6, 2004.

16. Incorporated by reference to Current Report on Form 8-K filed on February 2, 2005.

--------------------------------------------------------------------------------
*       Management contract or compensatory plan or arrangement.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Linens 'n Things, Inc.
                                       (Registrant)

                                       By:  /s/ Norman Axelrod
                                            ------------------------------------
                                            Norman Axelrod
                                            Chairman and Chief Executive Officer

Dated:  March  31, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.


           Signature                        Title                            Date
           ---------                        -----                            ----

    /s/ Norman Axelrod               Chairman and Chief                   March 31, 2005
    ------------------------
    Norman Axelrod                   Executive Officer


    /s/ Philip E. Beekman            Director                             March 31, 2005
    ------------------------
    Philip E. Beekman

    /s/ Harold F. Compton            Director                             March 31, 2005
    -----------------------
    Harold F. Compton

    /s/ Stanley P. Goldstein         Director                             March 31, 2005
    ------------------------
    Stanley P. Goldstein

    /s/ Morton E. Handel             Director                             March 31, 2005
    ------------------------
    Morton E. Handel

    /s/ Robert Kamerschem            Director                             March 31, 2005
    ----------------------
    Robert Kamerschem

    /s/ William T. Giles             Executive Vice President,            March 31, 2005
    --------------------------       Chief Financial Officer
    William T. Giles                 (Principal Financial Officer and
                                     Principal Accounting Officer)