Form 10-Q/A
period 2004-04-03
LINENS N THINGS INC
filed 2005-04-19
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended April 3, 2004
                    ----------------------------------------

                         Commission file number 1-12381
                         ------------------------------

                             LINENS 'N THINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 22-3463939
------------------------------------------     ---------------------------------
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

                                      INDEX


                                                                        Page No.
                                                                        --------

Explanatory Statement                                                   3

Part I.   Financial Information

  Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 3, 2004 (Restated) and
            April 5, 2003 (Restated)                                    4

            Condensed Consolidated Balance Sheets as of April 3, 2004
            (Restated), January 3, 2004 and April 5, 2003 (Restated)    5

            Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 3, 2004 (Restated) and
            April 5, 2003 (Restated)                                    6

            Notes to Condensed Consolidated Financial Statements        7-20

            Report of Independent Registered Public Accounting Firm     21

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               22-28

  Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                                 29

  Item 4.   Controls and Procedures                                     30

Part II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            31

            Signatures                                                  32

                              EXPLANATORY STATEMENT

        As previously disclosed in the Linens `n Things, Inc. (the "Company") Current Report on Form 8-K dated March 10, 2005, following a review of its lease accounting policies, the Company determined that it should restate its financial statements for all fiscal years presented in its Annual Report on Form 10-K for the period ended January 1, 2005, other than fiscal year 2004, and for the first three quarters of fiscal 2004 and the four quarters of fiscal 2003. The Company filed its Annual Report on Form 10-K for the period ended January 1, 2005 on April 1, 2005.

        On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding lease accounting under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has corrected the way it accounts for its leases and landlord allowances, specifically the accounting for straight-line rent expense and landlord allowances. In addition, the Company has also made other immaterial adjustments and reclassifications related to the trade payables program with General Electric Capital Corporation ("GECC") and its deferred compensation plan. The accompanying Condensed Consolidated Financial Statements have been restated from amounts previously reported to incorporate the effects of these corrections and reclassifications.

        This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004, initially filed with the SEC on May 7, 2004 (the "Original Filing") is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements for the thirteen week period ended April 3, 2004 and April 5, 2003. For a more detailed description of this restatement, see Note 2, "Restatement of Financial Statements," to the accompanying Condensed Consolidated Financial Statements.

        For the convenience of the reader, this Form 10-Q/A sets forth the original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2 and 32, respectively.

        Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. The Company has not amended and does not intend to amend its previously filed

Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 3, 2004. For this reason, the consolidated financial statements, auditors reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THIRTEEN WEEKS ENDED
                                            ----------------------------------
                                                APRIL 3,           APRIL 5,
                                                  2004               2003
                                               (RESTATED)         (RESTATED)
                                            ----------------    --------------

Net sales                                       $   552,800         $ 480,471

Cost of sales, including buying and
distribution costs                                  331,554           286,218
                                            ----------------    --------------

Gross profit                                        221,246           194,253

Selling, general and administrative expenses        222,288           191,196
                                            ----------------    --------------

Operating profit (loss)                              (1,042)            3,057

   Interest income                                     (138)              (56)
   Interest expense                                     897               916
                                            ----------------    --------------
Interest expense, net                                   759               860
                                            ----------------    --------------

Income (loss) before provision for income            (1,801)            2,197
taxes

Provision for income taxes                             (689)              841
                                            ----------------    --------------

Net income (loss)                               $   ($1,112)        $   1,356
                                            ================    ==============

Basic earnings (loss) per share                 $     (0.02)        $    0.03
                                            ================    ==============

Fully diluted earnings (loss) per share         $     (0.02)        $    0.03
                                            ================    ==============


     See accompanying notes to Condensed Consolidated Financial Statements.


                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                APRIL 3,              JANUARY 3,              APRIL 5,
                                                                  2004                   2004                   2003
                                                           -------------------    ------------------    -------------------
                                                                  RESTATED                                     RESTATED
                                                                (UNAUDITED)            (AUDITED)            (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents                                  $    67,754           $   136,129            $    58,445
      Accounts receivable                                             20,818                29,531                 24,299
      Inventories                                                    760,548               700,406                684,431
      Prepaid expenses and other current assets                       34,178                33,253                 28,233
      Current deferred taxes                                             292                 1,295                     --
                                                           -------------------    ------------------    -------------------
    Total current assets                                             883,590               900,614                795,408

    Property and equipment, net                                      553,302               542,191                516,760
    Goodwill, net                                                     18,126                18,126                 18,126
    Deferred charges and other noncurrent assets, net                  7,733                 6,525                  6,184
                                                           -------------------    ------------------    -------------------


Total assets                                                     $ 1,462,751           $ 1,467,456            $ 1,336,478
                                                           ===================    ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                           $   284,013           $   250,142            $   295,139
      Accrued expenses and other current liabilities                 123,015               176,194                130,131
      Current deferred taxes                                          11,073                15,759                  6,850
      Short-term borrowings                                            3,544                    --                  2,244
                                                           -------------------    ------------------    -------------------
    Total current liabilities                                        421,645               442,095                434,364
                                                           -------------------    ------------------    -------------------

    Deferred income taxes and other long-term liabilities            298,316               287,984                253,337
                                                           -------------------    ------------------    -------------------

    Total liabilities                                                719,961               730,079                687,701

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                          --                    --                     --
      Common stock, $0.01 par value;
         135,000,000 shares authorized; 45,309,835
         shares issued and 45,056,325 shares
         outstanding at April 3, 2004; 45,052,255 shares
         issued and 44,793,619 shares outstanding at
         January 3, 2004; and 44,341,745 shares issued
         and 44,086,699 shares outstanding at April 5,
         2003                                                            453                   450                    444

      Additional paid-in capital                                     369,079               362,483                346,583
      Retained earnings                                              379,281               380,393                308,990
      Accumulated other comprehensive income                           1,178                 1,391                     94

      Treasury stock, at cost; 253,510 shares at
      April 3, 2004, 258,636 shares at January 3, 2004,
         and 255,046 shares at April 5, 2003                          (7,201)               (7,340)                (7,334)
                                                           -------------------    ------------------    -------------------
    Total shareholders' equity                                       742,790               737,377                648,777
                                                           -------------------    ------------------    -------------------


Total liabilities and shareholders' equity                       $ 1,462,751           $ 1,467,456            $ 1,336,478
                                                           ===================    ==================    ===================


                           See accompanying notes to Condensed Consolidated Financial Statements.


                                  LINENS 'N THINGS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                         THIRTEEN WEEKS ENDED
                                                           ----------------------------------------------
                                                                   APRIL 3,                 APRIL 5,
                                                                     2004                     2003
                                                                  (RESTATED)               (RESTATED)
                                                           -----------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $    (1,112)            $    1,356
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                        18,960                 16,783
     Deferred income taxes                                                    23                 11,876
     Loss on disposal of assets                                                6                     --
     Federal tax benefit from common stock issued under
       stock incentive plans                                               1,067                     50
     Changes in assets and liabilities:
       Decrease in accounts receivable                                     8,702                    246
       Increase in inventories                                           (60,734)               (69,923)
       Increase in prepaid expenses and other
         current assets                                                     (810)                (2,133)
       (Increase) decrease in deferred charges and other
         noncurrent assets                                                (1,344)                    49
       Increase in accounts payable                                       34,103                 77,489
       Decrease in accrued expenses and other liabilities                (46,088)               (30,873)
                                                           -----------------------    -------------------
   Net cash provided by (used in) operating activities                   (47,227)                 4,920
                                                           -----------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                   (30,259)               (33,693)
                                                           -----------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issued under stock
    incentive plans                                                        5,542                    282
  Increase in short-term borrowings                                        3,546                    303
  Purchase of treasury stock                                                 139                   (124)
                                                           -----------------------    -------------------
  Net cash provided by financing activities                                9,227                    461
                                                           -----------------------    -------------------
  Effect of exchange rate changes on cash and cash
    equivalents                                                             (116)                   152

   Net decrease in cash and cash equivalents                             (68,375)               (28,160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         136,129                 86,605
                                                           -----------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    67,754             $   58,445
                                                           =======================    ===================

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                              $       900             $      969
  Income taxes                                                       $    10,101             $    9,396


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


2. Restatement of Financial Statements

RESTATEMENT OF FINANCIAL STATEMENTS:
On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding lease accounting under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has restated its Consolidated Financial Statements for each of the fiscal years ended January 3, 2004 ("fiscal 2003") and January 4, 2003 ("fiscal 2002"), and the first three quarters of fiscal 2004 and the four quarters of fiscal 2003, contained in its fiscal 2004 10-K. This restatement is set forth in the fiscal 2004 10-K.

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

For new stores, the Company generally receives allowances from landlords for the construction of leasehold improvements. Historically, landlord allowances have been classified on the Consolidated Balance Sheets as a reduction of property and equipment and had been classified as a reduction in capital expenditures on the Consolidated Statements of Cash Flows. The Company now classifies landlord allowances as deferred rent credit reflected in long-term liabilities on the Consolidated Balance Sheets and as an operating activity on the Consolidated Statements of Cash Flows. This adjustment increased both property and equipment and other long-term liabilities on the Consolidated Balance Sheets by approximately $166.8 million as of April 3, 2004.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont'd

As a result of the restatement pertaining to lease accounting, selling, general and administrative expenses ("SG&A") for the first quarters ended April 3, 2004 and April 5, 2003 increased approximately $1.9 million and $1.8 million, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.02 for both the first quarters ended April 3, 2004 and April 5, 2003, respectively. The cumulative impact of the correction of accounting for leases decreased retained earnings, net of tax, by approximately $20.2 million as of January 4, 2003.


OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS:

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

Certain prior period balances relating to this trade payables program with GECC have been adjusted and reclassified. Pursuant to the agreement with GECC any favorable economics realized by GECC for transactions under this program are shared with the Company. As a result of these adjustments, the Company now recognizes the gross discount earned as part of the program as a reduction of the cost of inventory in the Consolidated Balance Sheets and records the related portion of interest expense due GECC as interest expense in the Consolidated Statements of Operations. Prior to fiscal 2004, only the Company's share was reflected as a reduction of cost of sales in the Consolidated Statements of Operations. As a result of the adjustment and reclassification related to the GECC program, interest expense increased approximately $0.7 million and $0.8 million for the first quarter ended April 3, 2004 and April 5, 2003, respectively. Cost of sales decreased approximately $0.8 million and $1.4 million for the first quarter ended April 3, 2004 and April 5, 2003, respectively. There was no impact to earnings per share on a fully diluted basis for the first quarter ended April 3,2004 and April 5, 2003. The cumulative impact of this adjustment as of January 4, 2003 to retained earnings, net of tax, was a decrease of approximately $1.3 million.

Certain prior period balances relating to the Company's deferred compensation plan have been reclassified. The related deferred compensation obligation, totaling $2.7 million for the first quarter ended April 3, 2004, was reclassified to accrued expenses and other current liabilities from deferred income taxes and other long-term liabilities. In addition, the plan's investment in shares of the Company's common stock included in the deferred compensation plan totaling $0.6 million for the first quarter ended April 3, 2004 was reclassified to treasury stock from other current assets.

A summary of the effects of these changes on the Company's Condensed Consolidated Statement of Operations for the first quarters ended April 3, 2004 and April 5, 2003, the Company's Condensed Consolidated Balance Sheet at April 3, 2004 and April 5, 2003, and the Company's Condensed Consolidated Statement of Cash flows at April 3,2004 and April 5, 2003 follows:

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FIRST QUARTER ENDED APRIL 3, 2004
(Unaudited)
(in thousands, except per share amounts)

                                         As Previously
                                           Reported      Adjustments*   As Restated
                                        --------------------------------------------
Cost of sales                            $   332,346    $    (792)(B)    $  331,554

Gross profit                                 220,454          792 (B)       221,246

SG&A expenses                                220,390        1,898 (A)       222,288

Operating profit (loss)                           64       (1,898)(A)        (1,042)
                                                              792 (B)
                                                       --------------
                                                           (1,106)
                                                       --------------

Interest expense                                 154          743 (B)           897
Interest expense, net                             16          743 (B)           759

Income (loss) before income taxes                 48       (1,898)(A)        (1,801)
                                                               49 (B)
                                                       --------------
                                                           (1,849)
                                                       --------------

Provision for income taxes                        18         (726)(A)          (689)
                                                               19 (B)
                                                       --------------
                                                             (707)
                                                       --------------
Net income (loss)                        $        30    $  (1,172)(A)    $   (1,112)
                                                               30 (B)
                                                       --------------
                                                           (1,142)
                                                       --------------

Net income per share - basic             $      0.00    $   (0.02)(A)    $    (0.02)
Net income per share - fully diluted     $      0.00    $   (0.02)(A)    $    (0.02)

*A - lease accounting restatement
 B - GECC inventory discount adjustment and reclassification
 C - lease accounting restatement (Landlord allowance adjustment only)

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FIRST QUARTER ENDED APRIL 5, 2003
(Unaudited)
(in thousands, except per share amounts)

                                          As Previously
                                             Reported      Adjustments*    As Restated
                                          -----------------------------------------------
Cost of sales                              $    287,630    $ (1,412)(B)    $   286,218

Gross profit                                    192,841       1,412 (B)        194,253

SG&A expenses                                   189,401       1,795 (A)        191,196

Operating profit                                  3,440      (1,795)(A)          3,057
                                                              1,412 (B)
                                                          -------------
                                                               (383)
                                                          -------------

Interest expense                                    132         784 (B)            916
Interest expense, net                                76         784 (B)            860

Income before income taxes                        3,364      (1,795)(A)          2,197
                                                                628 (B)
                                                          -------------
                                                             (1,167)
                                                          -------------

Provision for income taxes                        1,286        (685)(A)            841
                                                                240 (B)
                                                          -------------
                                                               (445)
                                                          -------------

Net income                                 $      2,078    $ (1,110)(A)    $     1,356
                                                                388 (B)
                                                          -------------
                                                               (722)
                                                          -------------

Net income per share - basic               $       0.05    $  (0.03)(A)    $      0.03
                                                               0.01 (B)
                                                          -------------
                                                           $  (0.02)
                                                          -------------

Net income per share - fully diluted       $       0.05    $  (0.02)(A)    $      0.03

*A - lease accounting restatement
 B - GECC inventory discount adjustment and reclassification
 C - lease accounting restatement (Landlord allowance adjustment only)


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 3, 2004
(Unaudited)
(in thousands)

                                                            As Previously
                                                               Reported             Adjustments*          As Restated
                                                         -------------------    ------------------    -------------------
ASSETS

      Inventories                                         $        762,021         $   (1,473)(B)        $      760,548
      Prepaid expenses and other current assets                     34,768               (590)(D)                34,178

      Total current assets                                         885,653             (1,473)(B)               883,590
                                                                                         (590)(D)
                                                                                ------------------
                                                                                          (2,063)
                                                                                ------------------

      Property & equipment, net                                    386,502            166,800 (C)               553,302
      Deferred charges and other non-current assets, net            12,108             (4,375)(A)                 7,733

Total assets                                                     1,302,389             (4,375)(A)             1,462,751
                                                                                       (1,473)(B)
                                                                                      166,800 (C)
                                                                                         (590)(D)
                                                                                ------------------
                                                                                         160,362
                                                                                ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

      Accrued expenses and other liabilities                       120,837               (562)(B)               123,015
                                                                                        2,740 (D)
                                                                                ------------------
                                                                                           2,178
                                                                                ------------------

    Total Current liabilities                                      419,467               (562)(B)               421,645
                                                                                        2,740 (D)
                                                                                ------------------
                                                                                           2,178
                                                                                ------------------
      Deferred income taxes and other long-term
         liabilities                                               114,787             (2,505)(A)               298,316
                                                                                      188,774 (A)(C)
                                                                                       (2,740)(D)
                                                                                ------------------
                                                                                         183,529
                                                                                ------------------
Total liabilities                                                  534,254             19,469 (A)               719,961
                                                                                         (562)(B)
                                                                                      166,800 (C)
                                                                                ------------------
                                                                                         185,707
                                                                                ------------------

    Retained earnings                                              404,036               (911)(B)               379,281
                                                                                      (23,844)(A)
                                                                                ------------------
                                                                                         (24,755)
                                                                                ------------------
     Treasury stock                                                 (6,611)              (590)(D)                (7,201)

    Total shareholders' equity                                     768,135            (23,844)(A)               742,790
                                                                                         (911)(B)
                                                                                         (590)(D)
                                                                                ------------------
                                                                                         (25,345)
                                                                                ------------------

Total liabilities and shareholders' equity                       1,302,389             (4,375)(A)             1,462,751
                                                                                       (1,473)(B)
                                                                                      166,800 (C)
                                                                                         (590)(D)
                                                                                ------------------
                                                                                         160,362
                                                                                ------------------

*A - lease accounting restatement
 B - GECC inventory discount adjustment and reclassification
 C - lease accounting restatement (Landlord allowance adjustment only)
 D - deferred compensation plan reclassification



                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 5, 2003
(Unaudited)
(in thousands)

                                                            As Previously
                                                               Reported             Adjustments*          As Restated
                                                         -------------------    ------------------    -------------------
ASSETS

      Inventories                                         $        685,911         $   (1,480)(B)        $      684,431
      Prepaid expenses and other current assets                     28,782               (549)(D)                28,233

Total current assets                                               797,437             (1,480)(B)               795,408
                                                                                         (549)(D)
                                                                                ------------------
                                                                                          (2,029)
                                                                                ------------------

      Property & equipment, net                                    362,332            154,428 (C)               516,760
      Deferred charges and other non-current assets, net            10,695             (4,511)(A)                 6,184

Total assets                                                     1,188,590             (4,511)(A)             1,336,478
                                                                                       (1,480)(B)
                                                                                      154,428 (C)
                                                                                         (549)(D)
                                                                                ------------------
                                                                                         147,888
                                                                                ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

      Accrued expenses and other liabilities                       128,525               (565)(B)               130,131
                                                                                        2,171 (D)
                                                                                ------------------
                                                                                           1,606
                                                                                ------------------

    Total Current liabilities                                      432,758               (565)(B)               434,364
                                                                                        2,171 (D)
                                                                                ------------------
                                                                                           1,606
                                                                                ------------------

      Deferred income taxes and other long-term
        liabilities                                                 84,237             (2,420)(A)              253,337
                                                                                      173,691 (A)(C)
                                                                                       (2,171)(D)
                                                                                ------------------
                                                                                         169,100
                                                                                ------------------

Total liabilities                                                  516,995             16,843 (A)               687,701
                                                                                         (565)(B)
                                                                                      154,428 (C)
                                                                                ------------------
                                                                                         170,706
                                                                                ------------------

    Retained earnings                                              331,259            (21,354)(A)               308,990
                                                                                         (915)(B)
                                                                                ------------------
                                                                                         (22,269)
                                                                                ------------------

     Treasury stock                                                 (6,785)              (549)(D)                (7,334)

    Total shareholders' equity                                     671,595            (21,354)(A)               648,777
                                                                                         (915)(B)
                                                                                         (549)(D)
                                                                                ------------------
                                                                                         (22,818)
                                                                                ------------------

Total liabilities and shareholders' equity                       1,188,590             (4,511)(A)             1,336,478
                                                                                       (1,480)(B)
                                                                                      154,428 (C)
                                                                                         (549)(D)
                                                                                ------------------
                                                                                         147,888
                                                                                ------------------
*A - lease accounting restatement
 B - GECC inventory discount adjustment and reclassification
 C - lease accounting restatement(Landlord allowance adjustment only)
 D - deferred compensation plan reclassification

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF APRIL 3, 2004
(Unaudited)
(in thousands)

                                         As previously
                                            reported    Adjustment*  As Restated
                                         -------------  -----------  -----------


Net cash used in operating activities        (53,634)    6,407 (C)     (47,227)
Additions to property and equipment          (23,713)   (6,546)(C)     (30,259)
Net cash provided by financing activities      9,088       139 (D)       9,227
Cash paid for interest                           157       743 (B)         900
--------------------------------------------------------------------------------

*A - lease accounting restatement
 B - GECC inventory discount adjustment and reclassification
 C - lease accounting restatement(Landlord allowance adjustment only) D - deferred compensation plan reclassification

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF APRIL 5, 2003
(Unaudited)
(in thousands)


                                         As previously
                                            reported    Adjustment*  As Restated
                                         -------------  -----------  -----------
  Net cash provided by (used in) operating
activities                                    (3,215)    8,135 (C)      4,920
  Additions to property and equipment        (25,666)   (8,027)(C)    (33,693)
  Net cash provided by financing activities      569      (108)(D)        461
  Cash paid for interest                         185       784 (B)        969
--------------------------------------------------------------------------------

*A - lease accounting restatement
 B - GECC inventory discount adjustment and reclassification
 C - lease accounting restatement(Landlord allowance adjustment only) D - deferred compensation plan reclassification

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


3. Earnings Per Share

The calculation of basic and fully diluted earnings (loss) per share ("EPS") is as follows:

                                                     Thirteen Weeks
                                             Ended April 3, 2004 (Restated)
                                              (in thousands, except EPS)
                                    --------------------------------------------
                                        Net
                                        Loss            Shares           EPS
                                    -------------    ------------   ------------
Basic                                $ (1,112)           44,897       $  (0.02)

Effect of outstanding stock options
   and deferred stock grants               --             1,211             --
                                    -------------    ------------   ------------

Fully diluted                        $ (1,112)           46,108       $  (0.02)
                                    =============    ============   ============


                                                     Thirteen Weeks
                                             Ended April 5, 2003 (Restated)
                                              (in thousands, except EPS)
                                    --------------------------------------------
                                        Net
                                       Income          Shares            EPS
                                    -------------   -------------    -----------
Basic                                 $ 1,356            44,079        $  0.03

Effect of outstanding stock options
   and deferred stock grants               --               426             --
                                    -------------   -------------    -----------

Fully diluted                         $ 1,356            44,505        $  0.03
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


4. Short-Term Borrowing Arrangements

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


5. Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen weeks ended April 3, 2004 and April 5, 2003 is as follows (in thousands):

                                                Thirteen Weeks Ended
                                     -------------------------------------------

                                        April 3, 2004           April 5,2003
                                          (Restated)              (Restated)
                                     -------------------------------------------
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                         $  (1,112)                $ 1,356
Other comprehensive income (loss) -
  foreign currency translation
  adjustment                                   (213)                    480
                                     -------------------     -------------------
Comprehensive income (loss)               $  (1,325)                $ 1,836
                                     ===================     ===================


6. 2001 Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses. The reserve considers estimated sublease income. Because all of the stores were leased the Company is not responsible for the disposal of property other than fixtures. A pre-tax write down of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. As of April 3, 2004, the Company has closed all of the initially identified store closures other than one store, whose reserve was reversed, and one store, which is expected to be closed during fiscal 2004.

The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of April 3, 2004 ($ in millions):


                       Remaining at           Usage            Remaining at
                         1/03/04               2004              4/03/04
                     ----------------    ---------------    -----------------
                        (Audited)          (Unaudited)         (Unaudited)

Cash components:
    Lease commitments    $ 15.6             $ (1.6)              $ 14.0
                     ----------------    ---------------    -----------------

Total                    $ 15.6             $ (1.6)              $ 14.0
                     ================    ===============    =================

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

                                                                                Thirteen week period ending
                                                                           -------------------------------------
                                                                             April 3, 2004       April 5, 2003
(in thousands, except per share data)                                          (Restated)         (Restated)
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
     As reported                                                                $   (1,112)           $ 1,356
       Add: Stock-based employee compensation expense included in                       97                 61
         Net income as presented, net of tax
                                                                           -------------------------------------
                                                                                    (1,015)             1,417
                                                                           -------------------------------------
     Deduct:  Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related
      tax effects                                                                    1,850              1,589
                                                                           -------------------------------------
     Pro forma                                                                  $   (2,865)           $  (172)
                                                                           =====================================

NET INCOME PER SHARE OF COMMON STOCK:
     Basic:
       As reported                                                              $    (0.02)           $  0.03
       Pro forma                                                                     (0.06)              0.00
     Fully diluted:
       As reported                                                              $    (0.02)           $  0.03
       Pro forma                                                                     (0.06)              0.00

----------------------------------------------------------------------------------------------------------------

8. Guarantees

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of April 3, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.0 million.


9. Recent Accounting Pronouncements

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


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen-week periods ended April 3, 2004 and April 5, 2003, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 7 to the Company's Condensed Consolidated Financial Statements.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 3, 2004 (presented herein) and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 3, 2004 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG LLP

KPMG LLP

New York, New York
May 3, 2004, except as to Note 2, which is as of April 19, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT:
The following discussion and analysis gives effect to the restatement as well as other immaterial adjustments and reclassifications discussed in Note 2 to the Condensed Consolidated Financial Statements.


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

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 52% of total assets at April 3, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.

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

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of April 3, 2004, January 3, 2004 and April 5, 2003, the Company's net value for property and equipment as restated was approximately $553.3 million, $542.2 million and $516.8 million, respectively, and goodwill was approximately $18.1 million on each of the aforementioned dates.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of April 3, 2004, January 3, 2004 and April 5, 2003, the Company had $14.0 million, $15.6 million and $21.4 million, respectively, remaining related to this reserve. As of April 3, 2004, the Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store, which is expected to close during fiscal 2004. The Company has continued to negotiate lease buyouts or sublease agreements for these stores. The activity in the first quarter of fiscal 2004 includes the reversal of estimated lease commitment and other store closing costs of approximately $0.7 million as these reserves were not needed, offset by an increase to lease commitment costs by a like amount due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

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


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 3, 2004 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 5, 2003

Results of operations for the thirteen weeks ended April 3, 2004 were impacted by an accounting change resulting from the implementation of the provisions of EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. EITF 02-16 was effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


The provisions of EITF 02-16 impacted the Company's first quarter 2004 results of operations as follows (the "As Restated" amounts include the impact of EITF 02-16):

                                                                     EITF 02-16
   In thousands, except per share data               As              Adjustment
                                                  Restated             Impact
                                            ------------------------------------
   Net sales                                    $  552,800           $    --

   Cost of sales                                   331,554              (141)
                                            ------------------------------------

   Gross profit                                    221,246               141

   SG&A                                            222,288            (7,780)
                                            ------------------------------------

   Operating profit                                 (1,042)            7,921

   Interest expense, net                               759                --
                                            ------------------------------------

   Income before provision for income taxes         (1,801)            7,921

   Provision for income taxes                         (689)            3,026
                                            ------------------------------------

   Net income                                   $   (1,112)          $ 4,895
                                            ====================================
   Earnings per share

        Basic                                   $    (0.02)          $  0.11

        Fully diluted                           $    (0.02)          $  0.11


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

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended April 3, 2004 was $221.2 million, or 40.0% of net sales, compared with $194.3 million, or 40.4% of net sales, for the same period last year. The EITF 02-16 adjustment impact was to decrease gross profit by $141,000, or 0.0% of net sales for the thirteen-week period ended April 3, 2004. The decline in gross profit as a percentage of net sales is due to an increase in both markdowns and freight costs, which was partially offset by a higher initial mark-on rate. The markdown rate increased slightly due to selected SKU reductions in connection with the Company's assortment planning initiative as well as more focused clearance activities, which have contributed to the Company's improved inventory complexion. Rising fuel prices is the primary reason for the increase in freight costs.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended April 3, 2004 were $222.3 million, or 40.2% of net sales, compared with $191.2 million, or 39.8% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $7.8 million or 1.4% of net sales for the thirteen weeks ended April 3, 2004. The Company's fixed costs as well as its core operating costs including store payroll grew at a slower rate than sales. Included in SG&A for the thirteen weeks ended April 5, 2003 were advertising credits equaling 1.4% of net sales which, as a part of the EITF 02-16 accounting change, are no longer classified as an offset to SG&A in fiscal 2004.

Operating loss for the thirteen weeks ended April 3, 2004 was approximately $1.0 million or 0.2% of net sales, compared with operating profit $3.1 million, or 0.6% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $7.9 million or 1.4% of net sales for the thirteen weeks ended April 3, 2004

Net interest expense for the thirteen weeks ended April 3, 2004 decreased to approximately $0.8 million from $0.9 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings.

The Company's income tax benefit was approximately $0.7 million for the thirteen weeks ended April 3, 2004, compared with income tax expense $0.8 million for the same period last year. The EITF 02-16 adjustment impact was $3.0 million for the thirteen weeks ended April 3, 2004. The Company's effective tax rate was 38.2% for both the thirteen weeks ended April 3, 2004 and April 5, 2003.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


As a result of the factors described above, net loss for the thirteen weeks ended April 3, 2004 was approximately $1.1 million or $0.02 per share on a fully diluted basis, compared with net income of $1.4 million, or $0.03 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact to net income was $4.9 million, or $0.11 per share on a fully diluted basis, for the thirteen weeks ended April 3, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In June 2002, the Company amended and extended its $150 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire April 20, 2005. As of April 3, 2004, the Credit Agreement allows for up to $40 million of borrowings from additional lines of credit outside of the Credit Agreement. As of April 3, 2004, the additional lines of credit include committed facilities of approximately $26 million that expire on June 16, 2004 and are subject to annual renewal arrangements. As of April 3, 2004, the Company was in compliance with the terms of the Credit Agreement. As of April 3, 2004, the Company had no borrowings under the Credit Agreement and $3.5 million in borrowings under the additional lines of credit at an interest rate of 4.25%. The Company also had $62.2 million of letters of credit outstanding as of April 3, 2004, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 4 to the Condensed Consolidated Financial Statements. The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At April 3, 2004, January 3, 2004, and April 5, 2003, the Company owed approximately $69.0 million, $66.2 million, and $56.3 million, respectively, to GECC under this program, which was included in accounts payable.

Net cash used in operating activities for the thirteen weeks ended April 3, 2004 was $47.2 million compared with net cash provided by operating activities of $4.9 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments.

Net cash used in investing activities for the thirteen weeks ended April 3, 2004 was $30.3 million, compared with $33.7 million for the same period last year. As of April 3, 2004, the Company estimates capital expenditures will be approximately $107 million in fiscal 2004, primarily for an estimated 45 to 50 new stores, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the thirteen weeks ended April 3, 2004 was $9.2 million compared with $0.5 million for the same period last year. The increase is due to greater proceeds from common stock issued under stock incentive plans.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year. As the Company's business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facilities from those currently existing and/or other debt or equity funding. As of April 3. 2004, management believes that the Company's cash flows from operations, credit extended by suppliers, its access to credit facilities and its uncommitted lines of credit will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements for at least the next 12 to 18 months.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements are initiated or modified, the Company applies the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in SG&A or cost of sales, are now treated as a reduction of cost of inventory. Based on the Company's evaluation as of April 3, 2004, the estimated impact from the implementation of EITF 02-16 is expected to reduce fully diluted earnings per share on a non-cash basis by approximately $0.24 for fiscal 2004, as a result of delaying the recognition of vendor allowances until the related inventory is sold. The provisions of EITF 02-16 impacted the Company's first quarter 2004 results by approximately $4.9 million, net of tax, or $0.11 per fully diluted share, and the majority of this non-cash reduction in earnings per share is expected to occur in the first two quarters of fiscal 2004. As of April 3, 2004, the Company expects SG&A on an annualized basis to increase by approximately 1.1% as a percent of sales as a result of this accounting change. This accounting change will have no impact on the Company's cash flows or the expected amount of funds to be received from vendors. In addition, following the initial implementation impact of EITF 02-16 in fiscal 2004, subsequent fiscal years will reflect vendor allowances on a consistent basis other than for future net changes in such vendor allowances.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"), and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. For the thirteen week period ended April 3, 2004, the Company accounted for stock options using the intrinsic value method prescribed under APB Opinion 25, and accordingly, the Company did not recognize compensation expense for stock options. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 6 to the Company's Condensed Consolidated Financial Statements.


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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis as well as other portions of this Quarterly Report on Form 10-Q/A, contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, the actual impact in fiscal 2004 of EITF 02-16 as discussed in this report, and our ability to successfully implement our strategic initiatives. If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002 and may be contained in subsequent reports filed with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.


The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.


INTEREST RATE RISK:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. As of April 3, 2004, the Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of April 3, 2004, the Company had no borrowings under the Credit Agreement and $3.5 million in borrowings under the additional lines of credit at an interest rate of 4.25% (see Note 3 to the Condensed Consolidated Financial Statements). As of April 3, 2004, the Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. As of April 3, 2004, the Company did not use derivative financial instruments in its investment portfolio.


FOREIGN CURRENCY RISK:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. As of April 3, 2004, the Company did not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

In addition, the Company operated 20 stores in Canada as of April 3, 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

Between fiscal year end 2003 and April 3, 2004, there have been no material changes in market risk exposures.

Item 4. Controls and Procedures

On March 7, 2005, management and the Audit Committee discussed the issues regarding the Company's method of accounting for leases and landlord allowances with the Company's independent registered public accounting firm and determined that the Company's accounting for these items was not consistent with the views expressed by the SEC in a letter dated February 7, 2005. Accordingly, management and the Audit Committee concluded that the Company should restate its annual financial statements for fiscal years 2002 and 2003 presented in its fiscal 2004 Annual Report on Form 10-K, and its quarterly financial information for the four quarters of fiscal year 2003 and the first three quarters of fiscal year 2004. The restatement is further discussed in the "Explanatory Note" in the forepart of this 10-Q/A and in Note 2, "Restatement of Financial Statements." Public Company Accounting Oversight Board's Auditing Standard No. 2, AN AUDIT OF INTERNAL CONTROL OVER FINANCIAL REPORTING PERFORMED IN CONJUNCTION WITH AN AUDIT OF FINANCIAL STATEMENTS, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Accordingly, management concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness in internal control over financial reporting.

In connection with the restatement referred to above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (April 3, 2004). Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that as a result of the aforementioned material weakness related to lease accounting, the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Report (April 3, 2004), in ensuring that material information relating to Linens 'n Things, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company has remediated the material weakness in the Company's internal control over financial reporting, subsequent to January 1, 2005 by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter to which this report relates, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting. During the fourth quarter of 2004, as part of the Section 404 internal control assessment process, management determined that there was a material weakness in the design of controls over inventory existence due to the timing of its physical inventories and the cycle counting procedures over inventory that were in place. The Company remediated this control deficiency by the end of fiscal 2004 by enhancing its inventory cycle count procedures within the fourth quarter to confirm the existence of inventory.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     EXHIBIT INDEX

        EXHIBIT
        NUMBER  DESCRIPTION

        15      Acknowledgment of Independent Registered Public Accounting Firm

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.




                                           LINENS 'N THINGS, INC.


Dated: April 19, 2005                      By:      /s/ Norman Axelrod
                                                    -------------------
                                           Name:    Norman Axelrod
                                           Title:   Chairman and Chief
                                                    Executive Officer


Dated: April 19, 2005                      By:      /s/ William T. Giles
                                                    ---------------------
                                           Name:    William T. Giles
                                           Title:   Executive Vice President and
                                                    Chief Financial Officer