Form 10-Q
period 2005-04-02
LINENS N THINGS INC
filed 2005-05-12
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended April 2, 2005
                    ----------------------------------------

                         Commission File Number 1-12381
                         ------------------------------

                             LINENS 'N THINGS, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)


                Delaware                                22-3463939
   ----------------------------------          ----------------------------
    (State or other jurisdiction of                   (IRS employer
     incorporation or organization)                 identification no.)


               6 Brighton Road, Clifton, New Jersey       07015
             -----------------------------------------------------
             (Address of principal executive offices)  (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Number of shares outstanding as of May 6, 2005:  45,254,735

                                      INDEX

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations for the
         Thirteen Weeks Ended April 2, 2005 and April 3, 2004                  3

         Condensed Consolidated Balance Sheets as of April 2, 2005,
         January 1, 2005 and April 3, 2004                                     4

         Condensed Consolidated Statements of Cash Flows for the
         Thirteen Weeks Ended April 2, 2005 and April 3, 2004                  5

         Notes to Condensed Consolidated Financial Statements               6-10

         Report of Independent Registered Public Accounting Firm              11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         12-16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17

ITEM 4.  CONTROLS AND PROCEDURES                                              18

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS                                                             19

         SIGNATURES                                                           20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                      ---------------------------
                                                        APRIL 2,       APRIL 3,
                                                          2005           2004
                                                      ------------   ------------
NET SALES                                               $ 570,946      $ 552,800

Cost of sales, including buying and distribution
costs                                                     334,553        331,554
                                                      ------------   ------------

GROSS PROFIT                                              236,393        221,246

Selling, general and administrative expenses              242,154        222,288
                                                      ------------   ------------

OPERATING LOSS                                             (5,761)        (1,042)

   Interest income                                           (495)          (138)
   Interest expense                                         1,218            897
                                                      ------------   ------------
Interest expense, net                                         723            759
                                                      ------------   ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                       (6,484)        (1,801)

Benefit for income taxes                                   (2,410)          (689)
                                                      ------------   ------------

NET LOSS                                                $  (4,074)     $  (1,112)
                                                      ============   ============

BASIC LOSS PER SHARE                                    $   (0.09)     $   (0.02)
                                                      ============   ============

FULLY DILUTED LOSS PER SHARE                            $   (0.09)     $   (0.02)
                                                      ============   ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                         3


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    APRIL 2, 2005     JANUARY 1, 2005     APRIL 3, 2004
                                                                      (UNAUDITED)           (AUDITED)       (UNAUDITED)
                                                                  ----------------  ------------------  ----------------
ASSETS
    Current assets:
      Cash and cash equivalents                                      $    75,271         $   204,009       $    67,754
      Accounts receivable                                                 30,186              25,766            20,818
      Inventories                                                        765,929             715,184           760,548
      Prepaid expenses and other current assets                           39,364              38,335            34,178
      Current deferred taxes                                                 800                 685               292
                                                                  ----------------  ------------------  ----------------
    TOTAL CURRENT ASSETS                                                 911,550             983,979           883,590

    Property and equipment, net of accumulated depreciation of
      $403,286, $382,813 and $322,986 at April 2, 2005, January
      1, 2005 and April 3, 2004, respectively                            569,329             578,816           553,302
    Goodwill, net                                                         18,126              18,126            18,126
    Deferred charges and other noncurrent assets, net                     10,851              10,963             7,733
                                                                  ----------------  ------------------  ----------------


TOTAL ASSETS                                                         $ 1,509,856         $ 1,591,884       $ 1,462,751
                                                                  ================  ==================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                               $   238,598         $   245,635       $   284,013
      Accrued expenses and other current liabilities                     133,200             212,644           123,015
      Current deferred taxes                                               5,722               6,014            11,073
      Short-term borrowings                                                   --                  --             3,544
                                                                  ----------------  ------------------  ----------------
    TOTAL CURRENT LIABILITIES                                            377,520             464,293           421,645

    Deferred income taxes and other long-term liabilities                326,324             318,238           298,316
                                                                  ----------------  ------------------  ----------------

    TOTAL LIABILITIES                                                    703,844             782,531           719,961
                                                                  ----------------  ------------------  ----------------

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
             authorized; none issued and outstanding                          --                  --                --
      Common stock, $0.01 par value; 135,000,000
         shares authorized; 45,505,967 shares issued and
         45,245,626 shares outstanding at April 2, 2005;
         45,460,467 shares issued and 45,200,896 shares
         outstanding at January 1, 2005; and 45,309,835 shares
         issued and 45,056,325 shares outstanding at April 3,
         2004                                                                455                 455               453
      Additional paid-in capital                                         373,665             372,627           369,079
      Retained earnings                                                  436,840             440,914           379,281
      Accumulated other comprehensive income                               2,436               2,619             1,178
      Treasury stock, at cost; 260,341 shares at
         April 2, 2005; 259,571 shares at January 1, 2005; and
         253,510 shares at April 3, 2004                                  (7,384)             (7,262)           (7,201)
                                                                  ----------------  ------------------  ----------------
    TOTAL SHAREHOLDERS' EQUITY                                           806,012             809,353           742,790
                                                                  ----------------  ------------------  ----------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,509,856         $ 1,591,884       $ 1,462,751
                                                                  ================  ==================  ================


                          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             4


                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED
                                                                  ------------------------------
                                                                     APRIL 2,         APRIL 3,
                                                                       2005            2004
                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $   (4,074)      $   (1,112)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                       21,176           18,960
     Deferred income taxes                                                2,296               23
     Loss on disposal of assets                                              86                6
     Federal tax benefit from common stock issued
       under stock incentive plans                                          135            1,067
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                        (4,425)           8,702
       Increase in inventories                                          (51,128)         (60,734)
       Increase in prepaid expenses and other
         current assets                                                    (880)            (810)
       Decrease (increase) in deferred charges and
         other noncurrent assets                                             61           (1,344)
       (Decrease) increase in accounts payable                           (6,930)          34,103
       Decrease in accrued expenses and other liabilities               (73,604)         (46,088)
                                                                  --------------  --------------
   NET CASH USED IN OPERATING ACTIVITIES                               (117,287)         (47,227)
                                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                  (12,027)         (30,259)
                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issued under stock
     incentive plans                                                        904            5,542
   Increase in short-term borrowings                                         --            3,546
   (Increase) decrease in treasury stock                                   (122)             139
                                                                  --------------  --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                782            9,227
                                                                  --------------  --------------
   Effect of exchange rate changes on cash and cash
     equivalents                                                           (206)            (116)

   Net decrease in cash and cash equivalents                           (128,738)         (68,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        204,009          136,129
                                                                  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   75,271       $   67,754
                                                                  ==============  ==============

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                              $    1,288       $      900
  Income taxes                                                       $   27,981       $   10,101


              SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                               5

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Linens 'n Things, Inc. and its subsidiaries (collectively the "Company") as of April 2, 2005 and April 3, 2004 and the results of operations for the respective thirteen weeks then ended and cash flows for the thirteen weeks then ended. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the fiscal year ended January 1, 2005 (collectively, the "Audited Statements"), included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions have been eliminated.

On April 19, 2005, the Company filed Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004, initially filed with the SEC on May 7, 2004. Form 10-Q/A was filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements for the thirteen-week periods ended April 3, 2004 and April 5, 2003 related to its correction for the accounting for leases and other immaterial adjustments and reclassifications - see the Explanatory Statement and
Note 2 in Form 10-Q/A. All prior period disclosures included herein give effect to the correction and other immaterial adjustments and reclassifications.

2.      EARNINGS PER SHARE

The calculation of basic and fully diluted earnings per share ("EPS") is as follows:

                                                                THIRTEEN WEEKS
                                                              ENDED APRIL 2, 2005
                                                          (IN THOUSANDS, EXCEPT EPS)
                                                 -----------------------------------------
                                                     Net
                                                     Loss         Shares          EPS
                                                 ------------   -----------    -----------
BASIC                                              $(4,074)        45,194        $(0.09)

Effect of outstanding stock options
   and deferred stock grants                            --            491            --
                                                 ------------   -----------    -----------

FULLY DILUTED                                      $(4,074)        45,685        $(0.09)
                                                 ============   ===========    ===========

                                                                THIRTEEN WEEKS
                                                              ENDED APRIL 3, 2004
                                                          (IN THOUSANDS, EXCEPT EPS)
                                                 -----------------------------------------
                                                     Net
                                                     Loss         Shares          EPS
                                                 ------------   -----------    -----------
BASIC                                              $(1,112)        44,897        $(0.02)

Effect of outstanding stock options
   and deferred stock grants                            --          1,211            --
                                                 ------------   -----------    -----------

FULLY DILUTED                                      $(1,112)        46,108        $(0.02)
                                                 ============   ===========    ===========

Options for which the exercise price was greater than the average market price of common shares for the thirteen week periods ended April 2, 2005 and April 3, 2004 were not included in the computation of fully diluted earnings per share. These consisted of options totaling approximately 2,456,000 shares and 18,000 shares, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


3.      SHORT-TERM BORROWING ARRANGEMENTS

In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire November 23, 2009. The Credit Agreement allows for up to $50 million of borrowings from additional lines of credit outside of the Credit Agreement. As of April 2, 2005, the additional lines of credit include committed facilities of approximately $16 million that expire on May 31, 2005 and $12 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. The Credit Agreement replaced the $150 million senior revolving credit facility amended June 2002, which allowed for up to $40 million in borrowings from additional lines of credit outside the agreement (the "2002 Credit Agreement").

Under the Credit Agreement, interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of April 2, 2005, the Company was in compliance with its covenants under the Credit Agreement. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $50 million plus, on a cumulative basis, an amount equal to 25% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending April 3, 2004. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. As of April 2, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. For the thirteen weeks ended April 2, 2005 and April 3, 2004, the Company did not borrow against the Credit Agreement and the 2002 Credit Agreement, respectively. The Company also had $70.8 million of letters of credit outstanding as of April 2, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4.      COMPREHENSIVE LOSS

Comprehensive loss for the thirteen weeks ended April 2, 2005 and April 3, 2004 is as follows (in thousands):

                                                       THIRTEEN WEEKS ENDED
                                                ----------------------------------

                                                  APRIL 2, 2005    APRIL 3, 2004
                                                ----------------  ----------------
Net loss                                                $(4,074)          $(1,112)
Other comprehensive loss - foreign
  currency translation adjustment
                                                           (183)             (213)
                                                ----------------  ----------------
COMPREHENSIVE LOSS                                      $(4,257)          $(1,325)
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

The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of April 2, 2005 ($ in millions):

                                           REMAINING AT             USAGE            REMAINING AT
                                             1/01/05                2005               4/02/05
                                            (AUDITED)            (UNAUDITED)          (UNAUDITED)
                                       -------------------  -------------------   -------------------
CASH COMPONENTS:
    Lease commitments                         $9.0                 $(0.7)                $8.3
                                       -------------------  -------------------   -------------------

TOTAL                                         $9.0                 $(0.7)                $8.3
                                       ===================  ===================   ===================

The 2005 usage primarily consists of payments for lease commitments, offset by an increase to lease commitment costs by $0.3 million due to changes in estimates based on current negotiations. The restructuring reserve balance is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

6.      STOCK INCENTIVE PLANS

In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value over specified vesting periods in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $233,000 and $157,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. The Company has complied with the disclosure requirements of SFAS No. 148. Set forth below are the Company's net loss and net loss per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 148, for the thirteen weeks ended April 2, 2005 and April 3, 2004:

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                                                                    THIRTEEN WEEKS ENDING
                                                            ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         APRIL 2, 2005     APRIL 3, 2004
------------------------------------------------------------------------------------------------
NET LOSS:
     As reported                                                    $(4,074)           $(1,112)
     Add: stock-based employee compensation expense
       included in net income as presented, net of
       related tax effects                                              146                 97
                                                            ------------------------------------
                                                                     (3,928)            (1,015)
     Deduct: total stock-based employee compensation
       expense determined under the fair value based
       method for all awards, net of related tax effects              1,611              1,850
                                                            ------------------------------------
     Pro forma                                                      $(5,539)           $(2,865)
                                                            ====================================

NET LOSS PER SHARE OF COMMON STOCK:
     BASIC:
       As reported                                                  $ (0.09)           $ (0.02)
       Pro forma                                                      (0.12)             (0.06)
     FULLY DILUTED:
       As reported                                                  $ (0.09)           $ (0.02)
       Pro forma                                                      (0.12)             (0.06)

------------------------------------------------------------------------------------------------

7.      GUARANTEES

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of April 2, 2005, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.8 million.

8.      ACCOUNTS PAYABLE

The Company maintains a trade payables program with General Electric Capital Corporation ("GECC") under which GECC pays participating Company suppliers the amount due from the Company in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, the Company pays GECC the full amount. Pursuant to the agreement, any favorable economics realized by GECC for transactions under this program are shared with the Company. The Company recognizes the total vendor discount realized by GECC as a reduction of the cost of inventory in the Condensed Consolidated Balance Sheets and records the share of the vendor discount due GECC as interest expense in the Condensed Consolidated Statements of Operations. At April 2, 2005, January 1, 2005 and April 3, 2004, the Company owed approximately $50.8 million, $65.0 million and $69.0 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The maximum amount permitted under the program was $95 million as of April 2, 2005.

In addition, included in accounts payable are amounts for gift card liabilities of $25.6 million, $30.5 million and $26.4 million as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


9.      INCOME TAXES

On October 22, 2004 the American Job Creation Act of 2004 (the "Act") was signed into law. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company's income tax liability. The Company does not expect to take advantage of the Act's repatriation provisions.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (Revised 2004)"). SFAS No. 123 (Revised
2004) requires the Company to recognize the grant-date fair value of stock option grants as compensation expense in the Condensed Consolidated Statement of Operations but expresses no preference for a type of valuation method to use in determining the fair value of options. Under SFAS No. 123 (Revised 2004), the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005 (the Company's fiscal year 2005 third quarter). On April 14, 2005, the SEC adopted a new rule that allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of its next fiscal year, instead of the next interim reporting period, that begins after June 15, 2005. Accordingly, the Company will implement SFAS No. 123 (Revised 2004) as of the beginning of its first fiscal quarter of 2006. Currently, the Company discloses the effect on net income and earnings per share related to the expensing of options as a note to its Condensed Consolidated Financial Statements (see Note 6). The Company is currently evaluating the effect of this change in accounting treatment and expects to provide an estimated impact on fiscal 2006 earnings per share by the end of the current fiscal year.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of April 2, 2005 and April 3, 2004, and the related condensed consolidated statements of operations for the thirteen week periods then ended and the related condensed consolidated statements of cash flows for the thirteen week periods ended April 2, 2005 and April 3, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 1, 2005 (presented herein) and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 1, 2005 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived. .


/S/ KPMG LLP

KPMG LLP

New York, New York
May 10, 2005

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


GENERAL

Linens 'n Things, Inc. (the "Company") is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of April 2, 2005, the Company operated 499 stores in 45 states and in five provinces across Canada.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods. The Company's management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements. The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time. These critical accounting estimates are discussed in detail in our 2004 Annual Report on Form 10-K.

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 51% of total assets at April 2, 2005. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company's best estimate of their realizable value. Factors considered in estimating realizable value include the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements as of April 2, 2005, January 1, 2005 and April 3, 2004, the Company's sales returns reserve was approximately $5.2 million, $7.4 million and $5.2 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of April 2, 2005, January 1, 2005 and April 3, 2004, the Company's net value for property and equipment was approximately $569.3 million, $578.8 million and $553.3 million, respectively, and goodwill was approximately $18.1 million on each of these dates.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T

STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of April 2, 2005, January 1, 2005 and April 3, 2004, the Company had $8.3 million, $9.0 million and $14.0 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed during fiscal 2005. The Company continues to negotiate and/or explore lease buyouts or sublease agreements for these stores. The activity in the thirteen week period ended April 2, 2005 primarily consists of payments for lease commitments, offset by an increase to lease commitment costs by $0.3 million due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The accrued obligation for these self-insurance programs was approximately $13.1 million as of April 2, 2005, $14.5 million as of January 1, 2005 and $13.2 million as of April 3, 2004.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 2005 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 3, 2004

Net sales for the thirteen weeks ended April 2, 2005 increased approximately 3.3% to $570.9 million, up from $552.8 million for the same period last year. The increase in net sales is primarily the result of new store openings since April 3, 2004. At April 2, 2005, the Company operated 499 stores, including 24 stores in Canada, as compared with 461 stores, including 20 stores in Canada, at April 3, 2004. Store square footage increased approximately 7.1% to 16.9 million at April 2, 2005 compared with 15.8 million at April 3, 2004. During the thirteen weeks ended April 2, 2005, the Company opened eight stores and closed one store as compared with opening 21 stores and closing no stores during the same period last year.

Comparable store net sales decreased 5.4% for the thirteen weeks ended April 2, 2005 compared to an increase of 4.7% for the same period last year. The decrease in comparable net sales for the thirteen weeks ended April 2, 2005 is due primarily to a decline in guest traffic, as well as a slight decline in average transaction. In addition, the Company's fashion textiles business was particularly challenging as it continues to transition its assortments.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended April 2, 2005 was $236.4 million, or 41.4% of net sales, compared with $221.2 million, or 40.0% of net sales, for the same period last year. During the first quarter of fiscal 2005, gross profit was impacted by improved merchandise acquisition costs and lower distribution costs offset by an increase in markdowns associated with the acceleration of the Company's transition to newer assortments. In addition, the implementation of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" had a greater impact on gross profit in the prior period.

The Company's selling, general and administrative expenses ("SG&A") consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended April 2, 2005 were $242.2 million, or 42.4% of net sales, compared with $222.3 million, or 40.2% of net sales, for the same period last year. The increase in SG&A is primarily due to higher store selling expenses and occupancy costs as a result of new store additions since April 3, 2004, and higher promotional expense. In addition, as the Company's first quarter of the fiscal year typically represents a seasonally low volume sales quarter, and the percentage increase in sales for the period was lower compared to last year, fixed costs such as occupancy and corporate office expenses as a percentage of net sales were greater.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T

Operating loss for the thirteen weeks ended April 2, 2005 was approximately $5.8 million or 1.0% of net sales, compared with an operating loss of $1.0 million, or 0.2% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended April 2, 2005 decreased to approximately $0.7 million from $0.8 million during the same period last year primarily due to higher interest income on short-term investments.

The Company's income tax benefit was approximately $2.4 million for the thirteen weeks ended April 2, 2005, compared with an income tax benefit of $0.7 million for the same period last year. Due to a decrease in effective foreign tax rates, a change in the mix of earnings within jurisdictions and a reduction in nondeductible expenses, the Company's effective tax rate for the thirteen weeks ended April 2, 2005 declined to 37.2% compared to 38.2% for the same period last year.

As a result of the factors described above, net loss for the thirteen weeks ended April 2, 2005 was approximately $4.1 million or $0.09 per share on a fully diluted basis, compared with a net loss of $1.1 million, or $0.02 per share on a fully diluted basis for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and seasonal working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire November 23, 2009. The Credit Agreement allows for up to $50 million of borrowings from additional lines of credit outside of the Credit Agreement. As of April 2, 2005, the additional lines of credit include committed facilities of approximately $16 million that expire on May 31, 2005 and $12 million that expire on June 15, 2005 and are subject to periodic renewal arrangements. The Company intends to renew the May 31, 2005 facility prior to its expiration. As of April 2, 2005, the Company was in compliance with its covenants under the Credit Agreement. As of April 2, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. In accordance with the seasonal nature of the Company's business, the Company may from time to time borrow under its Credit Agreement and additional lines of credit, including during the second quarter. These borrowings are not currently expected to peak in excess of approximately $75 million for the second quarter, and are intended to be used for working capital and similar general corporate needs. The Company also had $70.8 million of letters of credit outstanding as of April 2, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements.

The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At April 2, 2005, January 1, 2005 and April 3, 2004, the Company owed approximately $50.8 million, $65.0 million and $69.0 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The Company does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of merchandise to the Company, nor would it have a material adverse effect on the Company's financial position, results of operations or cash flows. The maximum amount permitted under the program was $95 million as of April 2, 2005.

Net cash used in operating activities for the thirteen weeks ended April 2, 2005 was $117.3 million compared with net cash of $47.2 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments and tax payments.

Net cash used in investing activities for the thirteen weeks ended April 2, 2005 was $12.0 million, compared with $30.3 million for the same period last year. The decrease in cash used between periods is primarily due to the timing of new store openings. The Company currently estimates capital expenditures will be approximately $125 million in fiscal 2005, primarily to open approximately 50 new stores, maintenance of existing stores, and system enhancements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Net cash provided by financing activities for the thirteen weeks ended April 2, 2005 was $0.8 million compared with $9.2 million for the same period last year. The decrease is due to lower proceeds from common stock issued under stock incentive plans. Additionally, the Company had no borrowings as of April 2, 2005 compared to $3.5 million as of April 3, 2004.

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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis as well as other portions of this Quarterly Report on Form 10-Q, contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitute forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including the levels of sales, store traffic, the results and success of our back-to-school and holiday selling seasons, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, our ability to anticipate and control our operating and selling expenses, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements and our ability to successfully implement our strategic initiatives.

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

Our forward-looking statements are as of the date of this filing only.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.


INTEREST RATE RISK:

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of April 2, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit (see
Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.


FOREIGN CURRENCY RISK:

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

The Company operated 24 stores in Canada as of April 2, 2005. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

Since fiscal year end 2004, there have been no material changes in market risk exposures.

ITEM 4. CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 7, 2005, management and the Audit Committee discussed the issues regarding the Company's method of accounting for leases and landlord allowances with the Company's independent registered public accounting firm and determined that the Company's accounting for these items was not consistent with the views expressed by the SEC in a letter dated February 7, 2005. Accordingly, management and the Audit Committee concluded that the Company should restate its annual financial statements for fiscal years 2002 and 2003 presented in its fiscal 2004 Annual Report on Form 10-K, and its quarterly financial information for the four quarters of fiscal year 2003 and the first three quarters of fiscal year 2004. The restatement is further discussed in Note 3 to the Audited Statements included in the Company's Annual Report on Form 10-K for fiscal 2004. Public Company Accounting Oversight Board's Auditing Standard No. 2, AN AUDIT OF INTERNAL CONTROL OVER FINANCIAL REPORTING PERFORMED IN CONJUNCTION WITH AN AUDIT OF FINANCIAL STATEMENTS, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Accordingly, management concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness in internal control over financial reporting.

The Company has remediated the material weakness in the Company's internal control over financial reporting, subsequent to January 1, 2005, by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

Other than as described above, there have been no significant changes to the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

        EXHIBIT      DESCRIPTION
        NUMBER

          15         Acknowledgment of Independent Registered Public Accounting
                     Firm.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LINENS 'N THINGS, INC.


DATED: May 12, 2005                        BY:    /s/ Norman Axelrod
                                                  ------------------
                                           NAME:  Norman Axelrod
                                           TITLE: Chairman and Chief
                                                  Executive Officer



DATED: May 12, 2005                        BY:    /s/ William T. Giles
                                                  --------------------
                                           NAME:  William T. Giles
                                           TITLE: Executive Vice President and
                                                  Chief Financial Officer