Form 10-Q/A
period 2004-07-03
LINENS N THINGS INC
filed 2005-07-01
CIK 1023052

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

                             LINENS 'N THINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    22-3463939
   --------------------------------           --------------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [|X|] No[ ]

Number of shares outstanding as of August 3, 2004: 45,138,711

                                          INDEX

                                                                                 PAGE NO.

              EXPLANATORY STATEMENT                                                   3

PART I.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Operations for the
              Thirteen and Twenty-Six Weeks Ended July 3, 2004 (Restated)
              and July 5, 2003 (Restated)                                             4

              Condensed Consolidated Balance Sheets as of July 3, 2004
              (Restated), January 3, 2004 and July 5, 2003 (Restated)                 5

              Condensed Consolidated Statements of Cash Flows for the
               Twenty-Six Weeks Ended July 3, 2004 (Restated) and
              July 5, 2003 (Restated)                                                 6

              Notes to Condensed Consolidated Financial Statements               7 - 22

              Report of Independent Registered Public Accounting Firm                23

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     24 - 31

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             32

     ITEM 4.  CONTROLS AND PROCEDURES                                                33

PART II.      OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    34

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       34

              SIGNATURES                                                             35


                                            2

                              EXPLANATORY STATEMENT

As previously disclosed in the Linens `n Things, Inc. (the "Company") Current Report on Form 8-K dated March 11, 2005, following a review of its lease accounting policies, the Company determined that it should restate its financial statements for all fiscal years presented in its Annual Report on Form 10-K for the period ended January 1, 2005, other than for the year ended January 1, 2005 ("fiscal 2004"), and for the first three quarters of fiscal 2004 and the four quarters of fiscal 2003. The Company filed its Annual Report on Form 10-K for the period ended January 1, 2005 on April 1, 2005.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding lease accounting under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has corrected the way it accounts for its leases and landlord allowances, specifically the accounting for straight-line rent expense and landlord allowances. In addition, the Company has also made other immaterial adjustments and reclassifications related to its trade payables program with General Electric Capital Corporation ("GECC") and its deferred compensation plan. The accompanying Condensed Consolidated Financial Statements have been restated from amounts previously reported to incorporate the effects of these corrections and reclassifications.

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004, initially filed with the SEC on August 6, 2004 (the "Original Filing"), is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements for the thirteen week and twenty-six week periods ended July 3, 2004 and July 5, 2003. For a more detailed description of this restatement, see Note 2, "Restatement of Financial Statements and Other Immaterial Adjustments and Reclassifications," to the accompanying Condensed Consolidated Financial Statements.

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


                                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                          THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                    --------------------------------    ---------------------------------
                                                         JULY 3,           JULY 5,           JULY 3,           JULY 5,
                                                            2004              2003              2004              2003
                                                      (RESTATED)        (RESTATED)        (RESTATED)         (RESTATED)
                                                    --------------    --------------    --------------     --------------
NET SALES                                                $578,749          $523,672        $1,131,549         $1,004,143

Cost of sales, including buying and
distribution costs                                        346,073           309,668           677,627            595,886
                                                    --------------    --------------    --------------     --------------

GROSS PROFIT                                              232,676           214,004           453,922            408,257

Selling, general and administrative expenses              231,475           205,176           453,763            396,372
                                                    --------------    --------------    --------------     --------------

OPERATING PROFIT                                            1,201             8,828               159             11,885

   Interest income                                            (30)              (14)             (168)               (70)
   Interest expense                                         1,075             1,092             1,972              2,008
                                                    --------------    --------------    --------------     --------------
Interest expense, net                                       1,045             1,078             1,804              1,938
                                                    --------------    --------------    --------------     --------------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                                  156             7,750            (1,645)             9,947

Provision (benefit) for income taxes                           59             2,960              (630)             3,801
                                                    --------------    --------------    --------------     --------------

NET INCOME (LOSS)                                        $     97          $  4,790        $   (1,015)        $    6,146
                                                    ==============    ==============    ==============     ==============

BASIC EARNINGS (LOSS) PER SHARE                          $     --          $   0.11        $    (0.02)        $     0.14
                                                    ==============    ==============    ==============     ==============

FULLY DILUTED EARNINGS (LOSS) PER
SHARE                                                    $     --          $   0.11        $    (0.02)        $     0.14
                                                    ==============    ==============    ==============     ==============


                          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                            4


                                      LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        JULY 3,      JANUARY 3,          JULY 5,
                                                                           2004            2004             2003
                                                                  ---------------  --------------  ---------------
                                                                     (RESTATED)                       (RESTATED)
                                                                     (UNAUDITED)      (AUDITED)       (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents                                       $   18,990      $  136,129       $    9,446
      Accounts receivable                                                 27,490          29,531           28,013
      Inventories                                                        763,514         700,406          713,680
      Prepaid expenses and other current assets                           33,146          33,253           29,330
      Current deferred taxes                                                 404           1,295               --
                                                                  ---------------  --------------  ---------------
    TOTAL CURRENT ASSETS                                                 843,544         900,614          780,469

    Property and equipment, net of accumulated depreciation of
      $341,597, $304,612 and
      $271,335 at July 3, 2004, January 3, 2004
      and July 5, 2003, respectively                                     559,676         542,191          534,250
    Goodwill, net                                                         18,126          18,126           18,126
    Deferred charges and other noncurrent
      assets, net                                                          7,916           6,525            6,338
                                                                  ---------------  --------------  ---------------

TOTAL ASSETS                                                          $1,429,262      $1,467,456       $1,339,183
                                                                  ===============  ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                $  238,142      $  250,142       $  268,593
      Accrued expenses and other current liabilities                     122,905         176,194          127,415
      Current deferred taxes                                              11,282          15,759            8,676
      Short-term borrowings                                                6,045              --           16,874
                                                                  ---------------  --------------  ---------------
    TOTAL CURRENT LIABILITIES                                            378,374         442,095          421,558
    Deferred income taxes and other long-term
     liabilities                                                         306,685         287,984          262,068
                                                                  ---------------  --------------  ---------------

    TOTAL LIABILITIES                                                    685,059         730,079          683,626
                                                                  ---------------  --------------  ---------------

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000
         shares authorized; none issued and
         outstanding                                                          --              --               --
      Common stock, $0.01 par value;
         135,000,000 shares authorized; 45,371,540 shares
         issued and 45,118,658 shares outstanding at July
         3, 2004; 45,052,255 shares issued and 44,793,619
         shares outstanding at January 3, 2004; and
         44,361,771 shares issued and 44,111,810 shares
         outstanding at July 5, 2003                                         454             450              444
      Additional paid-in capital                                         370,520         362,483          347,538
      Retained earnings                                                  379,378         380,393          313,780
      Accumulated other comprehensive income                               1,089           1,391              919
      Treasury stock, at cost; 252,882 shares at
         July 3, 2004, 258,636 shares at January 3, 2004
         and 249,961 shares at July 5, 2003                               (7,238)         (7,340)          (7,124)
                                                                  ---------------  --------------  ---------------
    TOTAL SHAREHOLDERS' EQUITY                                           744,203         737,377          655,557
                                                                  ---------------  --------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,429,262      $1,467,456       $1,339,183
                                                                  ===============  ==============  ===============


                       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                         5

                                    LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                 TWENTY-SIX WEEKS ENDED
                                                                          -----------------------------------
                                                                                 JULY 3,             JULY 5,
                                                                                    2004                2003
                                                                               (RESTATED)          (RESTATED)
                                                                          ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $      (1,015)     $        6,146
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                                38,989              34,410
     Deferred income taxes                                                         4,392              16,903
     Loss on disposal of assets                                                      776                 741
     Federal tax benefit from common stock
       issued under stock incentive plans                                          1,279                 (18)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                  2,029              (3,411)
       Increase in inventories                                                   (63,925)            (96,781)
       Decrease (increase) in prepaid expenses
         and other current assets                                                    272              (4,223)
       Increase in deferred charges and other
         noncurrent assets                                                        (1,662)               (201)
       (Decrease) increase in accounts payable                                   (11,667)             50,164
       Decrease in accrued expenses and
         other liabilities                                                       (41,880)            (29,199)
                                                                          ---------------    ----------------
   NET CASH USED IN OPERATING ACTIVITIES                                         (72,412)            (25,469)
                                                                          ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                           (57,437)            (68,015)
                                                                          ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans                   6,762               1,305
   Increase in short-term borrowings                                               6,011              14,690
   Decrease in treasury stock                                                        102                  86
                                                                          ---------------    ----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                      12,875              16,081
                                                                          ---------------    ----------------
   Effect of exchange rate changes on cash and
     cash equivalents                                                               (165)                244
                                                                          ---------------    ----------------
Net decrease in cash and cash equivalents                                       (117,139)            (77,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 136,129              86,605
                                                                          ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      18,990      $        9,446
                                                                          ===============    ================

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                                    $       2,035      $        2,107
  Income taxes                                                             $      10,726      $       11,038


                    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      6

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the fiscal year ended January 3, 2004, included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (see Explanatory Statement and
Note 2, "Restatement of Financial Statements and Other Immaterial Adjustments and Reclassifications," to the accompanying Condensed Consolidated Financial Statements). All significant intercompany accounts and transactions have been eliminated.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS AND OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS

RESTATEMENT OF FINANCIAL STATEMENTS:

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding lease accounting under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has restated its Consolidated Financial Statements for each of the fiscal years ended January 3, 2004 ("fiscal 2003") and January 4, 2003 ("fiscal 2002"), and the first three quarters of fiscal 2004 and the four quarters of fiscal 2003, set forth and contained in its fiscal 2004 Form 10-K. In addition, the Company restated its Condensed Consolidated Financial Statements for the first quarter of fiscal years 2004 and 2003, set forth and contained in its Form 10-Q/A (Amendment No. 1) filed with the SEC on April 19, 2005.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


For new stores, the Company generally receives allowances from landlords for the construction of leasehold improvements. Historically, landlord allowances had been classified on the Condensed Consolidated Balance Sheets as a reduction of property and equipment and had been classified as a reduction in capital expenditures on the Condensed Consolidated Statements of Cash Flows. The Company now classifies landlord allowances as deferred rent credit reflected in long-term liabilities on the Condensed Consolidated Balance Sheets and as an operating activity on the Condensed Consolidated Statements of Cash Flows. This adjustment increased both property and equipment and other long-term liabilities on the Condensed Consolidated Balance Sheets by approximately $168.8 million as of July 3, 2004.

As a result of the restatement pertaining to lease accounting, selling, general and administrative expenses ("SG&A") increased approximately $0.6 million and $1.0 million for the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively, and approximately $2.5 million and $2.8 million for the twenty-six weeks ended July 3, 2004 and July 5, 2003, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.01 for each of the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.03 and $0.04 for the twenty-six weeks ending July 3, 2004 and July 5, 2003, respectively. The cumulative impact of the correction of accounting for leases decreased retained earnings, net of tax, by approximately $20.2 million as of January 4, 2003.

OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS:

The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At July 3, 2004, January 3, 2004, and July 5, 2003, the Company owed approximately $76.4 million, $66.2 million, and $91.3 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The maximum amount permitted under the program was $95 million as of July 3, 2004.

Certain prior period balances relating to this trade payables program with GECC have been adjusted and reclassified. Pursuant to the agreement with GECC any favorable economics realized by GECC for transactions under this program are shared with the Company. As a result of these adjustments, the Company now recognizes the gross discount earned as part of the program as a reduction of the cost of inventory in the Condensed Consolidated Balance Sheets and records the related portion of interest expense due GECC as interest expense in the Condensed Consolidated Statements of Operations. Prior to the fourth quarter of fiscal 2004, only the Company's share was reflected as a reduction of cost of sales in the Condensed Consolidated Statements of Operations. As a result of the adjustment and reclassification related to the GECC program, interest expense increased approximately $0.9 million and $0.8 million for the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively, and approximately $1.6 million for each of the twenty-six weeks ended July 3, 2004 and July 5, 2003, respectively. Cost of sales decreased approximately $0.2 million and $0.3 million for the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively, and approximately $1.0 million and $1.7 million for the twenty-six weeks ended July 3, 2004 and July 5, 2003, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.01 for each of the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.01 and increased by approximately $0.01 for the twenty-six weeks ending July 3, 2004 and July 5, 2003, respectively. The cumulative impact of this adjustment decreased retained earnings, net of tax, by approximately $1.3 million as of January 4, 2003.

Certain prior period balances relating to the Company's deferred compensation plan (the "Plan") have been reclassified. The related deferred compensation obligation, totaling $2.7 million at July 3, 2004, was reclassified to accrued expenses and other current liabilities from deferred income taxes and other long-term liabilities. In addition, the Plan's investment in shares of the Company's common stock totaling $0.6 million at July 3, 2004 was reclassified to treasury stock from other current assets.

A summary of the effects of these changes on the Company's Condensed Consolidated Balance Sheet at July 3, 2004 and July 5, 2003, the Condensed Statements of Operations for the respective thirteen and twenty-six weeks then ended, and the Condensed Statements of Cash Flows for the twenty-six weeks then ended is as follows:


                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                     Condensed Consolidated Statement of Operations
Thirteen Weeks Ended July 3, 2004                       (In thousands, except per share amounts)
(Restated)                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   As Previously
                                                     Reported          Adjustments*       As Restated
                                                  ---------------   ----------------    ----------------
Cost of sales                                         $346,250          $ (177) (B)         $346,073

Gross profit                                           232,499             177  (B)          232,676

SG&A expenses                                          230,889             586  (A)          231,475

Operating profit                                         1,610            (586) (A)            1,201
                                                                           177  (B)
                                                                    ---------------
                                                                          (409)
                                                                    ---------------

Interest expense                                           218             857  (B)            1,075

Interest expense, net                                      188             857  (B)            1,045

Income before income taxes                               1,422            (586) (A)              156
                                                                          (680) (B)
                                                                    ---------------
                                                                        (1,266)
                                                                    ---------------

Provision for income taxes                                 543            (224) (A)               59
                                                                          (260) (B)
                                                                    ---------------
                                                                          (484)
                                                                    ---------------

Net income                                                 879            (362) (A)               97
                                                                          (420) (B)
                                                                    ---------------
                                                                          (782)
                                                                    ---------------

Net income per share - basic                          $   0.02          $(0.01) (A)         $     --
                                                                         (0.01) (B)
                                                                    ---------------
                                                                         (0.02)
                                                                    ---------------

Net income per share - fully diluted                  $   0.02          $(0.01) (A)         $     --
                                                                         (0.01) (B)
                                                                    ---------------
                                                                         (0.02)
                                                                    ---------------

--------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification


                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                     Condensed Consolidated Statement of Operations
Thirteen Weeks Ended July 5, 2003                       (In thousands, except per share amounts)
(Restated)                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   As Previously
                                                     Reported          Adjustments*       As Restated
                                                  ---------------   ----------------    ----------------
Cost of sales                                         $309,974          $ (306) (B)         $309,668

Gross profit                                           213,698             306  (B)          214,004

SG&A expenses                                          204,180             996  (A)          205,176

Operating profit                                         9,518            (996) (A)            8,828
                                                                           306  (B)
                                                                    ---------------
                                                                          (690)
                                                                    ---------------

Interest expense                                           302             790  (B)            1,092

Interest expense, net                                      288             790  (B)            1,078

Income before income taxes                               9,230            (996) (A)            7,750
                                                                          (484) (B)
                                                                    ---------------
                                                                        (1,480)
                                                                    ---------------

Provision for income taxes                               3,526            (381) (A)            2,960
                                                                          (185) (B)
                                                                    ---------------
                                                                          (566)
                                                                    ---------------

Net income                                               5,704            (615) (A)            4,790
                                                                          (299) (B)
                                                                    ---------------
                                                                          (914)
                                                                    ---------------

Net income per share - basic                          $   0.13          $(0.01) (A)         $   0.11
                                                                         (0.01) (B)
                                                                    ---------------
                                                                         (0.02)
                                                                    ---------------

Net income per share - fully diluted                  $   0.13          $(0.01) (A)         $   0.11
                                                                         (0.01) (B)
                                                                    ---------------
                                                                         (0.02)
                                                                    ---------------

--------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification


                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                     Condensed Consolidated Statement of Operations
Twenty-Six Weeks Ended July 3, 2003                      (In thousands, except per share amounts)
(Restated)                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   As Previously
                                                     Reported          Adjustments*       As Restated
                                                  ---------------   ----------------    ----------------
Cost of sales                                         $678,596        $   (969) (B)         $677,627

Gross profit                                           452,953             969  (B)          453,922

SG&A expenses                                          451,279           2,484  (A)          453,763

Operating profit                                         1,674          (2,484) (A)              159
                                                                           969  (B)
                                                                    ---------------
                                                                        (1,515)
                                                                    ---------------

Interest expense                                           372           1,600  (B)            1,972

Interest expense, net                                      204           1,600  (B)            1,804

Income (loss) before income taxes                        1,470          (2,484) (A)           (1,645)
                                                                          (631) (B)
                                                                    ---------------
                                                                        (3,115)
                                                                    ---------------

Provision (benefit) for income taxes                       561            (950) (A)             (630)
                                                                          (241) (B)
                                                                    ---------------
                                                                        (1,191)
                                                                    ---------------

Net income (loss)                                          909          (1,534) (A)           (1,015)
                                                                          (390) (B)
                                                                    ---------------
                                                                        (1,924)
                                                                    ---------------

Net income (loss) per share - basic                   $   0.02        $  (0.03) (A)         $  (0.02)
                                                                         (0.01) (B)
                                                                    ---------------
                                                                         (0.04)
                                                                    ---------------

Net income (loss) per share - fully diluted           $   0.02        $  (0.03) (A)         $  (0.02)
                                                                         (0.01) (B)
                                                                    ---------------
                                                                         (0.04)
                                                                    ---------------

--------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification

                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                     Condensed Consolidated Statement of Operations
Twenty-Six Weeks Ended July 5, 2003                      (In thousands, except per share amounts)
(Restated)                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   As Previously
                                                     Reported          Adjustments*       As Restated
                                                  ---------------   ----------------    ----------------
Cost of sales                                         $597,604        $ (1,718) (B)         $595,886

Gross profit                                           406,539           1,718  (B)          408,257

SG&A expenses                                          393,581           2,791  (A)          396,372

Operating profit                                        12,958          (2,791) (A)           11,885
                                                                         1,718  (B)
                                                                    ---------------
                                                                        (1,073)
                                                                    ---------------

Interest expense                                           434           1,574  (B)            2,008

Interest expense, net                                      364           1,574  (B)            1,938

Income before income taxes                              12,594          (2,791) (A)            9,947
                                                                           144  (B)
                                                                    ---------------
                                                                        (2,647)
                                                                    ---------------

Provision for income taxes                               4,812          (1,066) (A)            3,801
                                                                            55  (B)
                                                                    ---------------
                                                                        (1,011)
                                                                    ---------------

Net income                                               7,782          (1,725) (A)            6,146
                                                                            89  (B)
                                                                    ---------------
                                                                        (1,636)
                                                                    ---------------

Net income per share - basic                          $   0.18        $  (0.04) (A)         $   0.14
                                                                            --  (B)
                                                                    ---------------
                                                                         (0.04)
                                                                    ---------------

Net income per share - fully diluted                  $   0.17        $  (0.04) (A)         $   0.14
                                                                          0.01  (B)
                                                                    ---------------
                                                                         (0.03)
                                                                    ---------------

--------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification


                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                           Condensed Consolidated Balance Sheet
                                                                      (In thousands)
July 3, 2004 (Restated)                                                (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   As Previously
                                                     Reported          Adjustments*       As Restated
                                                  ---------------   ----------------    ----------------
Inventories                                         $  765,667        $ (2,153) (B)       $  763,514

Prepaid expenses and other current assets               33,734            (588) (D)           33,146

Total current assets                                   846,285          (2,153) (B)          843,544
                                                                          (588) (D)
                                                                    ---------------
                                                                        (2,741)
                                                                    ---------------

Property & equipment, net                              390,892         168,784  (C)          559,676

Deferred charges and other non-current
  assets, net                                           12,408          (4,492) (A)            7,916

Total assets                                         1,267,711          (4,492) (A)        1,429,262
                                                                        (2,153) (B)
                                                                       168,784  (C)
                                                                          (588) (D)
                                                                    ---------------
                                                                       161,551
                                                                    ---------------

Accrued expenses and other current
  liabilities                                          121,017            (822) (B)          122,905
                                                                         2,710  (D)
                                                                    ---------------
                                                                         1,888
                                                                    ---------------

Total current liabilities                              376,486            (822) (B)          378,374
                                                                         2,710  (D)
                                                                    ---------------
                                                                         1,888
                                                                    ---------------

Deferred income taxes and other long-term
  liabilities                                          120,897         188,498  (A)&         306,685
                                                                                (C)
                                                                        (2,710) (D)
                                                                    ---------------
                                                                       185,788
                                                                    ---------------

Total liabilities                                      497,383          19,714  (A)          685,059
                                                                          (822) (B)
                                                                       168,784  (C)
                                                                    ---------------
                                                                       187,676
                                                                    ---------------

--------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification
  C - lease accounting restatement (landlord allowance adjustment only)
  D - deferred compensation plan reclassification

                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                           Condensed Consolidated Balance Sheet
                                                                      (In thousands)
July 3, 2004 (Restated)                                                (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   As Previously
                                                     Reported          Adjustments*       As Restated
                                                  ---------------   ----------------    ----------------
Retained earnings                                   $  404,915        $(24,206) (A)       $  379,378
                                                                        (1,331) (B)
                                                                    ---------------
                                                                       (25,537)
                                                                    ---------------

Treasury stock                                          (6,650)           (588) (D)           (7,238)

Total shareholders' equity                             770,328         (24,206) (A)          744,203
                                                                        (1,331) (B)
                                                                          (588) (D)
                                                                    ---------------
                                                                       (26,125)
                                                                    ---------------

Total liabilities and shareholders' equity           1,267,711          (4,492) (A)        1,429,262
                                                                        (2,153) (B)
                                                                       168,784  (C)
                                                                          (588) (D)
                                                                    ---------------
                                                                       161,551
                                                                    ---------------


--------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification
  C - lease accounting restatement (landlord allowance adjustment only)
  D - deferred compensation plan reclassification


                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                                  Condensed Consolidated Balance Sheet
                                                                            (In thousands)
July 5, 2003 (Restated)                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Inventories                                              $ 715,644              $ (1,964) (B)                $ 713,680

Prepaid expenses and other current assets                   29,940                  (610) (D)                   29,330

Total current assets                                       783,043                (1,964) (B)                  780,469
                                                                                    (610) (D)
                                                                         -----------------------
                                                                                  (2,574)
                                                                         -----------------------

Property & equipment, net                                  376,006               158,244  (C)                  534,250

Deferred charges and other non-current
  assets, net                                               10,765                (4,427) (A)                    6,338


Total assets                                             1,187,940                (4,427) (A)                1,339,183
                                                                                  (1,964) (B)
                                                                                 158,244  (C)
                                                                                    (610) (D)
                                                                         -----------------------
                                                                                 151,243
                                                                         -----------------------

Accrued expenses and other current
  liabilities                                              125,303                  (750) (B)                  127,415
                                                                                   2,862  (D)
                                                                         -----------------------
                                                                                   2,112
                                                                         -----------------------

Total current liabilities                                  419,446                  (750) (B)                  421,558
                                                                                   2,862  (D)
                                                                         -----------------------
                                                                                   2,112
                                                                         -----------------------

Deferred income taxes and other long-term
  liabilities                                               89,144               175,786  (A)&                 262,068
                                                                                          (C)
                                                                                  (2,862) (D)
                                                                         -----------------------
                                                                                 172,924
                                                                         -----------------------

Total liabilities                                          508,590                17,542  (A)                  683,626
                                                                                    (750) (B)
                                                                                 158,244  (C)
                                                                         -----------------------
                                                                                 175,036
                                                                         -----------------------


---------------------------------------------------------------------------------------------------------------------------

* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification
  C - lease accounting restatement (landlord allowance adjustment only)
  D - deferred compensation plan reclassification


                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                                 Condensed Consolidated Balance Sheet
                                                                            (In thousands)
July 5, 2003 (Restated)                                                      (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Retained earnings                                         $336,963              $(21,969) (A)                 $313,780
                                                                                  (1,214) (B)
                                                                         -----------------------
                                                                                 (23,183)
                                                                         -----------------------

Treasury stock                                              (6,514)                 (610) (D)                   (7,124)

Total shareholders' equity                                 679,350               (21,969) (A)                  655,557
                                                                                  (1,214) (B)
                                                                                    (610) (D)
                                                                         -----------------------
                                                                                 (23,793)
                                                                         -----------------------

Total liabilities and shareholders' equity               1,187,940                (4,427) (A)                1,339,183
                                                                                  (1,964) (B)
                                                                                 158,244  (C)
                                                                                    (610) (D)
                                                                         -----------------------
                                                                                 151,243
                                                                         -----------------------


---------------------------------------------------------------------------------------------------------------------------


* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification
  C - lease accounting restatement (landlord allowance adjustment only)
  D - deferred compensation plan reclassification


                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                            Condensed Consolidated Statement of Cash Flows
Twenty-Six Weeks Ended July 3, 2004                                         (In thousands)
(Restated)                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Net cash used in operating activities                    $(85,723)               $13,452  (C)                  $(72,412)
                                                                                    (141) (D)
                                                                         -----------------------
                                                                                  13,311
                                                                         -----------------------

Additions to property and equipment                       (43,985)               (13,452) (C)                   (57,437)

Net cash provided by financing activities                  12,734                    141  (D)                    12,875

Cash paid for interest                                        435                  1,600  (B)                     2,035


---------------------------------------------------------------------------------------------------------------------------




                                                            Condensed Consolidated Statement of Cash Flows
Twenty-Six Weeks Ended July 5, 2003                                         (In thousands)
(Restated)                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------

Net cash used in operating activities                    $(41,688)               $16,050  (C)                  $(25,469)
                                                                                     169  (D)
                                                                         -----------------------
                                                                                  16,219
                                                                         -----------------------

Additions to property and equipment                       (51,965)               (16,050) (C)                   (68,015)

Net cash provided by financing activities                  16,250                   (169) (D)                    16,081

Cash paid for interest                                        533                  1,574  (B)                     2,107


---------------------------------------------------------------------------------------------------------------------------


* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification
  C - lease accounting restatement (landlord allowance adjustment only)
  D - deferred compensation plan reclassification

The restatement also affects amounts disclosed in Notes 3, 5, and 7 to the accompanying Condensed Consolidated Financial
Statements.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


3.      EARNINGS PER SHARE

The calculation of basic and fully diluted earnings (loss) per share ("EPS") is as follows:

                                                               PERIODS ENDED JULY 3, 2004
                                                               (IN THOUSANDS, EXCEPT EPS)
                                                                       (RESTATED)
                                   -----------------------------------------------------------------------------------------
                                                 THIRTEEN WEEKS                                TWENTY-SIX WEEKS
                                   -----------------------------------------     -------------------------------------------
                                         Net                                            Net
                                      Income          Shares           EPS             Loss         Shares             EPS
                                   -----------    ------------    ----------     ------------    -----------    ------------
BASIC                                    $97          45,089          $ --         $(1,015)         44,993         $(0.02)

Effect of outstanding
   stock options and
   deferred stock grants                  --             982            --               --          1,096              --
                                   -----------    ------------    ----------     ------------    -----------    ------------

FULLY DILUTED                            $97          46,071          $ --         $(1,015)         46,089         $(0.02)
                                   ===========    ============    ==========     ============    ===========    ============


                                                               PERIODS ENDED JULY 5, 2003
                                                               (IN THOUSANDS, EXCEPT EPS)
                                                                       (RESTATED)
                                   -----------------------------------------------------------------------------------------
                                                 THIRTEEN WEEKS                                TWENTY-SIX WEEKS
                                   -----------------------------------------     -------------------------------------------
                                         Net                                            Net
                                      Income          Shares           EPS           Income          Shares           EPS
                                   -----------    ------------    ----------     ------------    -----------    ------------
BASIC                                 $4,790          44,099         $0.11           $6,146         44,089           $0.14

Effect of outstanding
   stock options and
   deferred stock grants                  --             427            --               --            426              --
                                   -----------    ------------    ----------     ------------    -----------    ------------

FULLY DILUTED                         $4,790          44,526         $0.11           $6,146         44,515           $0.14
                                   ===========    ============    ==========     ============    ===========    ============

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

5.      COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 3, 2004 and July 5, 2003 is as follows (in thousands):

                                                   THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                           ------------------------------------      ------------------------------------
                                                  JULY 3,             JULY 5,              JULY 3,             JULY 5,
                                                     2004                2003                 2004                2003
                                               (RESTATED)          (RESTATED)           (RESTATED)          (RESTATED)
                                           -----------------    ---------------      -----------------    ---------------
  Net income (loss)                                  $ 97              $4,790             $(1,015)              $6,146
  Other comprehensive income (loss) -
    foreign currency translation
    adjustment                                       (89)                 825                (302)               1,305
                                           -----------------    ---------------      -----------------    ---------------
  COMPREHENSIVE INCOME (LOSS)                        $  8              $5,615             $(1,317)              $7,451
                                           =================    ===============      ===============     ================

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of July 3, 2004 ($ in millions):

                                          REMAINING AT                  USAGE                   REMAINING AT
                                            1/03/04                      2004                     7/03/04
                                           (AUDITED)                 (UNAUDITED)                (UNAUDITED)
                                     -----------------------    ---------------------     -----------------------
CASH COMPONENTS:
    Lease commitments                        $15.6                      $(3.0)                     $12.6
                                     -----------------------    ---------------------     -----------------------

TOTAL                                        $15.6                      $(3.0)                     $12.6
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

7.      STOCK INCENTIVE PLANS

In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value over specified vesting periods in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $0.2 million and $0.3 million for the thirteen weeks ended July 3, 2004 and July 5, 2003, respectively, and $0.3 million and $0.4 million for the twenty-six weeks ended July 3, 2004 and July 5, 2003, respectively. The Company has complied with the disclosure requirements of SFAS No. 148. Set forth below are the Company's net income (loss) and net income (loss) per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 148 for the thirteen and twenty-six weeks ended July 3, 2004 and July 5, 2003:

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                                                             THIRTEEN WEEKS ENDING               TWENTY-SIX WEEKS ENDING
                                                        --------------------------------     ---------------------------------
                                                          JULY 3, 2004     JULY 5, 2003         JULY 3, 2004     JULY 5, 2003
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       (RESTATED)       (RESTATED)           (RESTATED)       (RESTATED)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
     As presented                                             $     97           $4,790             $(1,015)           $6,146
     Add:  stock-based employee compensation expense
       included in net income (loss) as presented,
       net of related tax effects                                  101              205                  198              266
                                                        --------------------------------     ---------------------------------
                                                                   198            4,995                (817)            6,412
     Deduct:  total stock-based employee compensation
       expense determined under the fair value based
       method for all awards, net of related tax
       effects                                                   1,926            2,263                3,776            3,852
                                                        --------------------------------     ---------------------------------
     Pro forma                                                $(1,728)           $2,732             $(4,593)           $2,560
                                                        ================================     =================================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
     BASIC:
       As presented                                           $     --           $ 0.11             $ (0.02)           $ 0.14
       Pro forma                                                (0.04)             0.06               (0.10)             0.06
     FULLY DILUTED:
       As presented                                           $     --           $ 0.11             $ (0.02)           $ 0.14
       Pro forma                                                (0.04)             0.06               (0.10)             0.06

------------------------------------------------------------------------------------------------------------------------------

8.      GUARANTEES

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of July 3, 2004, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $1.0 million.

9.      ACCOUNTS PAYABLE

Included in accounts payable are amounts for gift card liabilities of $25.1 million, $27.5 million and $20.4 million as of July 3, 2004, January 3, 2004 and July 5, 2003, respectively.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


10.     RECENT ACCOUNTING PRONOUNCEMENTS

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Linens 'n Things, Inc. and Subsidiaries as of January 3, 2004 (presented herein) and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 3, 2004 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in note 2 to the condensed consolidated financial statements, the accompanying condensed consolidated balance sheets as of July 3, 2004 and July 5, 2003, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 3, 2004 and July 5, 2003, have been restated.


/S/ KPMG LLP

KPMG LLP

New York, New York
July 29, 2004, except as to Note 2, which is as of June 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

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

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 53% of total assets at July 3, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company's best estimate of their realizable value. Factors considered in estimating realizable value include the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

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

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of July 3, 2004, January 3, 2004 and July 5, 2003, the Company's net value for property and equipment was approximately $559.7 million, $542.2 million and $534.2 million, respectively, and goodwill was approximately $18.1 million on each of the aforementioned dates.

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


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 3, 2004 COMPARED WITH THIRTEEN WEEKS ENDED JULY 5,
2003

Results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 were impacted by an accounting change resulting from the implementation of the provisions of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company's Condensed Consolidated Statement of Operations. EITF 02-16 is effective for contracts entered into or modified after December 31, 2002. This issue did not have a material impact on the Company's fiscal 2003 audited Consolidated Financial Statements as substantially all of the Company's vendor contracts in effect during fiscal 2003 were entered into prior to December 31, 2002. Beginning in the first quarter of fiscal 2004, as vendor agreements were initiated or modified, the Company applied the method of accounting for vendor allowances pursuant to EITF 02-16. In connection with the implementation of EITF 02-16, the Company treats certain funds received from vendors as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Accordingly, certain funds received from vendors, which were historically reflected as a reduction of advertising expense in selling, general and administrative expenses or cost of sales, are now treated as a reduction of cost of inventory.

The provisions of EITF 02-16 impacted the Company's results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 as follows (the "As Restated" amounts include the impact of EITF 02-16):

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T

                                                            THIRTEEN WEEKS                    TWENTY-SIX WEEKS
                                                   ----------------------------------  --------------------------------
                                                                         EITF 02-16                        EITF 02-16
                                                              AS         ADJUSTMENT                AS      ADJUSTMENT
       (IN THOUSANDS, EXCEPT PER SHARE DATA)            RESTATED             IMPACT          RESTATED          IMPACT
       ----------------------------------------------------------------------------------------------------------------
       Net sales                                        $578,749           $     --        $1,131,549        $     --

       Cost of sales                                     346,073            (3,411)           677,627         (3,552)
                                                   ----------------------------------  --------------------------------
       Gross profit                                      232,676              3,411           453,922           3,552

       SG&A                                              231,475            (3,183)           453,763        (10,963)
                                                   ----------------------------------  --------------------------------
       Operating profit                                    1,201              6,594               159          14,515

       Interest expense, net                               1,045                 --             1,804              --
                                                   ----------------------------------  --------------------------------
       Income (loss) before provision
       (benefit) for income taxes                            156              6,594           (1,645)          14,515

       Provision (benefit) for income
       taxes                                                  59              2,519             (630)           5,544
                                                   ----------------------------------  --------------------------------
       Net income (loss)                                $     97           $  4,075        $  (1,015)        $  8,971
                                                   ==================================  ================================
       Earnings (loss) per share
            Basic                                       $     --           $   0.09        $   (0.02)        $   0.20
            Fully diluted                               $     --           $   0.09        $   (0.02)        $   0.19

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

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended July 3, 2004 was $232.7 million, or 40.2% of net sales, compared with $214.0 million, or 40.9% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.4 million, or 0.6% of net sales, for the thirteen weeks ended July 3, 2004, accounting for substantially all of the overall decline in gross profit as a percentage of net sales compared to the prior year. In addition to the decline in gross profit from the EITF 02-16 impact, gross profit declined because of higher freight costs due in part to rising fuel prices offset by a gross profit improvement due to better markdown management as well as slightly less promotional activity.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended July 3, 2004 were $231.5 million, or 40.0% of net sales, compared with $205.2 million, or 39.2% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.2 million, or 0.5% of net sales, for the thirteen weeks ended July 3, 2004. In addition to the increase in SG&A from the EITF 02-16 impact, SG&A increased as a percentage of net sales primarily due to an increase in occupancy cost which grew at a faster rate than sales, partially offset by store payroll and certain operating costs which grew at a slower rate than sales. SG&A for the thirteen weeks ended July 5, 2003 also included advertising credits equaling 0.5% of net sales which, as a part of the EITF 02-16 implementation, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirteen weeks ended July 3, 2004 was $1.2 million, or 0.2% of net sales, compared with $8.8 million, or 1.7% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $6.6 million, or 1.1% of net sales, for the thirteen weeks ended July 3, 2004.

Net interest expense for the thirteen weeks ended July 3, 2004 decreased to $1.0 million from $1.1 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings based on the Company's positive cash flows since July 5, 2003.

The Company's income tax expense was $0.1 million for the thirteen weeks ended July 3, 2004, compared with $2.9 million for the same period last year. The EITF 02-16 adjustment impact was $2.5 million for the thirteen weeks ended July 3, 2004. The Company's effective tax rate was 38.2% for both the thirteen weeks ended July 3, 2004 and July 5, 2003.

As a result of the factors described above, net income for the thirteen weeks ended July 3, 2004 was $0.1 million, or zero earnings per share on a fully diluted basis, compared with $4.8 million, or $0.11 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact was $4.1 million, or $0.09 per share on a fully diluted basis, for the thirteen weeks ended July 3, 2004.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Gross profit for the twenty-six weeks ended July 3, 2004 was $453.9 million, or 40.1% of net sales, compared with $408.3 million, or 40.7% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.6 million, or 0.3% of net sales, for the twenty-six weeks ended July 3, 2004. In addition to the decline in gross profit from the EITF 02-16 impact, gross profit declined as a result of higher freight costs due in part to rising fuel prices partially offset by an improvement in the management of markdowns.

SG&A expenses for the twenty-six weeks ended July 3, 2004 were $453.7 million, or 40.1% of net sales, compared with $396.4 million, or 39.5% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $10.9 million, or 1.0% of net sales, for the twenty-six weeks ended July 3, 2004. The increase in SG&A as a percentage of net sales is primarily attributable to the impact of the EITF 02-16 adjustment and occupancy costs which grew at a faster rate than sales, offset by store payroll and certain other operating costs which grew at a slower rate than sales.

Operating profit for the twenty-six weeks ended July 3, 2004 was $0.2 million, or zero percent of net sales, compared with $11.9 million, or 1.2% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $14.5 million, or 1.3% of net sales, for the twenty-six weeks ended July 3, 2004.

The Company incurred net interest expense of $1.8 million for the twenty-six weeks ended July 3, 2004, compared with $2.0 million for the same period last year. The decrease in net interest expense is mainly due to lower average borrowings based on the Company's positive cash flows since July 5, 2003.

The Company's income tax benefit for the twenty-six weeks ended July 3, 2004 was $0.6 million compared with income tax expense of $3.8 million for the same period last year. The EITF 02-16 adjustment impact was $5.5 million for the twenty-six weeks ended July 3, 2004. The Company's effective tax rate was 38.2% for both the twenty-six weeks ended July 3, 2004 and July 5, 2003.

As a result of the factors described above, net loss for the twenty-six weeks ended July 3, 2004 was $1.0 million, or $(0.02) per share on a fully diluted basis, compared with net income of $6.1 million, or $0.14 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact was $9.0 million, or $0.19 per share on a fully diluted basis, for the twenty-six weeks ended July 3, 2004.

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

The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At July 3, 2004, January 3, 2004, and July 5, 2003, the Company owed approximately $76.4 million, $66.2 million, and $91.3 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The maximum amount permitted under the program was $95 million as of July 3, 2004.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Net cash used in operating activities for the twenty-six weeks ended July 3, 2004 was $72.4 million compared with $25.5 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments.

Net cash used in investing activities for the twenty-six weeks ended July 3, 2004 was $57.4 million, compared with $68.0 million for the same period last year. The Company currently estimates capital expenditures will be approximately $107 million to $114 million in fiscal 2004, primarily for an estimated 50 new stores for the year, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the twenty-six weeks ended July 3, 2004 was $12.9 million compared with $16.1 million for the same period last year. The decrease is due to lower short-term borrowings partially offset by greater proceeds from common stock issued under stock incentive plans.

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

FORWARD-LOOKING STATEMENTS

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings, EITF 02-16 impact, and other future financial condition, impact, results and performance, constitute forward-looking statements. All of our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of our Canadian operations, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, timing and actual amount of vendor allowances and the actual impact in fiscal 2004 of EITF 02-16, and our ability to successfully implement and achieve the expected productivity from our strategic and other store

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


initiatives. If these or other risks or uncertainties materialize, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially from any future results, express or implied by our forward-looking statements. These and other important risk factors are included in the "Risk Factors" section of the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 18, 2002 and are contained in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

INTEREST RATE RISK

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of July 3, 2004, the Company had no borrowings under the Credit Agreement and $6.0 million in borrowings under the additional lines of credit at a weighted average interest rate of 3.6% (see Note 4 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

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

ITEM 4.  CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

On March 7, 2005, management and the Audit Committee discussed the issues regarding the Company's method of accounting for leases and landlord allowances with the Company's independent registered public accounting firm and determined that the Company's accounting for these items was not consistent with the views expressed by the SEC in a letter dated February 7, 2005. Accordingly, management and the Audit Committee concluded that the Company should restate its annual financial statements for fiscal years 2002 and 2003 presented in its fiscal 2004 Annual Report on Form 10-K, and its quarterly financial information for the four quarters of fiscal year 2003 and the first three quarters of fiscal year 2004. The restatement is further discussed in the "Explanatory Note" in the forepart of this Form 10-Q/A (Amendment No. 1) and in Note 2, "Restatement of Financial Statements and Other Immaterial Adjustments and Reclassifications," to the accompanying Condensed Consolidated Financial Statements. Public Company Accounting Oversight Board's Auditing Standard No. 2, AN AUDIT OF INTERNAL CONTROL OVER FINANCIAL REPORTING PERFORMED IN CONJUNCTION WITH AN AUDIT OF FINANCIAL STATEMENTS, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Accordingly, management concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness in internal control over financial reporting.

In connection with the restatement referred to above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (July 3, 2004). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as a result of the aforementioned material weakness related to lease accounting, the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Report (July 3, 2004), in ensuring that material information relating to Linens 'n Things, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The nominees for directors were elected based upon the following votes:

                                                           VOTES
                NOMINEE                VOTES FOR          WITHHELD
                -----------------    --------------    ---------------
                Stanley P.            42,124,839           859,467
                Goldstein
                Robert
                Kamerschen            41,748,850         1,235,456

The proposal to approve the 2004 Stock Award and Incentive Plan received the following votes:

                Votes for approval                      26,459,583
                Votes against                           13,067,366
                Abstentions                                598,256
                Broker non-votes                         2,859,101


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

(b)     REPORTS ON FORM 8-K

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




                                        LINENS 'N THINGS, INC.



DATED:     July 1, 2005                 BY:      /s/ Norman Axelrod
                                                 -----------------
                                        NAME:    Norman Axelrod
                                        TITLE:   Chairman and Chief
                                                 Executive Officer


DATED:     July 1, 2005                 BY:      /s/ William T. Giles
                                                 -------------------
                                        NAME:    William T. Giles
                                        TITLE:   Executive Vice President and
                                                 Chief Financial Officer