Form 10-Q/A
period 2004-10-02
LINENS N THINGS INC
filed 2005-07-01
CIK 1023052

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

                             LINENS 'N THINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                        22-3463939
      -----------------------------------      -----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [|X|] No[ ]

Number of shares outstanding as of November 3, 2004:  45,177,493


                                                    INDEX

                                                                                                        PAGE NO.
                                                                                                        --------

                EXPLANATORY STATEMENT                                                                      3

PART I.         FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Statements of Operations for the
                Thirteen and Thirty-Nine Weeks Ended October 2, 2004 (Restated)
                and October 4, 2003 (Restated)                                                             4

                Condensed Consolidated Balance Sheets as of October 2, 2004 (Restated),
                January 3, 2004 and October 4, 2003 (Restated)                                             5

                Condensed Consolidated Statements of Cash Flows for the
                Thirty-Nine Weeks Ended October 2, 2004 (Restated) and
                October 4, 2003 (Restated)                                                                 6

                Notes to Condensed Consolidated Financial Statements                                  7 - 22

                Report of Independent Registered Public Accounting Firm                                   23

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       24  - 30

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                31

     ITEM 4.    CONTROLS AND PROCEDURES                                                                   32

PART II.        OTHER INFORMATION

     ITEM 6.    EXHIBITS                                                                                  33

                SIGNATURES                                                                                34

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004, initially filed with the SEC on November 12, 2004 (the "Original Filing"), is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements for the thirteen week and thirty-nine week periods ended October 2, 2004 and October 4, 2003. For a more detailed description of this restatement, see Note 2, "Restatement of Financial Statements and Other Immaterial Adjustments and Reclassifications," to the accompanying Condensed Consolidated Financial Statements.

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


                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 LINENS 'N THINGS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                   THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                               -------------------------    ---------------------------
                                                OCTOBER 2,    OCTOBER 4,     OCTOBER 2,      OCTOBER 4,
                                                      2004          2003          2004             2003
                                                 (RESTATED)    (RESTATED)    (RESTATED)      (RESTATED)
                                               -----------    -----------    -----------    -----------

NET SALES                                      $   654,196    $   602,816    $ 1,785,745    $ 1,606,959

Cost of sales, including buying
and distribution costs                             385,090        360,064      1,062,717        955,950
                                               -----------    -----------    -----------    -----------


GROSS PROFIT                                       269,106        242,752        723,028        651,009

Selling, general and administrative
expenses                                           240,664        208,666        694,427        605,038
                                               -----------    -----------    -----------    -----------

OPERATING PROFIT                                    28,442         34,086         28,601         45,971

   Interest income                                    (138)           (20)          (306)           (90)
   Interest expense                                    788          1,033          2,760          3,041
                                               -----------    -----------    -----------    -----------
Interest expense, net                                  650          1,013          2,454          2,951
                                               -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR INCOME
TAXES                                               27,792         33,073         26,147         43,020

Provision for income taxes                          10,617         12,635          9,987         16,436
                                               -----------    -----------    -----------    -----------

NET INCOME                                     $    17,175    $    20,438    $    16,160    $    26,584
                                               ===========    ===========    ===========    ===========

BASIC EARNINGS PER SHARE                       $      0.38    $      0.46    $      0.36    $      0.60
                                               ===========    ===========    ===========    ===========

FULLY DILUTED EARNINGS PER SHARE               $      0.38    $      0.45    $      0.35    $      0.59
                                               ===========    ===========    ===========    ===========


                 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              LINENS 'N THINGS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               OCTOBER 2,     JANUARY 3,    OCTOBER 4,
                                                                    2004           2004           2003
                                                              -----------    -----------    -----------
                                                                (RESTATED)                   (RESTATED)
                                                               (UNAUDITED)    (AUDITED)     (UNAUDITED)

ASSETS
    Current assets:
      Cash and cash equivalents                               $    54,460    $   136,129    $    22,731
      Accounts receivable                                          26,494         29,531         24,725
      Inventories                                                 794,169        700,406        744,373
      Prepaid expenses and other current assets                    34,615         33,253         32,507
      Current deferred taxes                                          472          1,295           --
                                                              -----------    -----------    -----------
    TOTAL CURRENT ASSETS                                          910,210        900,614        824,336

    Property and equipment, net of accumulated
      depreciation of $361,689, $304,612 and
      $289,388 at October 2, 2004, January 3, 2004
      and October 4, 2003, respectively                           568,606        542,191        543,425
    Goodwill, net                                                  18,126         18,126         18,126
    Deferred charges and other noncurrent
      assets, net                                                   7,709          6,525          6,368
                                                              -----------    -----------    -----------

TOTAL ASSETS                                                  $ 1,504,651    $ 1,467,456    $ 1,392,255
                                                              ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                        $   279,169    $   250,142    $   298,221
      Accrued expenses and other current liabilities              140,038        176,194        132,185
      Current deferred taxes                                        7,138         15,759          7,152
      Short-term borrowings                                           560           --            3,221
                                                              -----------    -----------    -----------
    TOTAL CURRENT LIABILITIES                                     426,905        442,095        440,779
    Deferred income taxes and other long-term liabilities         315,539        287,984        273,808
                                                              -----------    -----------    -----------

    TOTAL LIABILITIES                                             742,444        730,079        714,587
                                                              -----------    -----------    -----------

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000
         shares authorized; none issued and
         outstanding                                                 --             --             --
      Common stock, $0.01 par value;
         135,000,000 shares authorized;
         45,403,722 shares issued and 45,145,761
         shares outstanding at October 2, 2004;
         45,052,255 shares issued and 44,793,619
         shares outstanding at January 3, 2004;
         and 44,458,107 shares issued and
         44,203,264 shares outstanding at
         October 4, 2003                                              454            450            444
      Additional paid-in capital                                  370,749        362,483        349,321
      Retained earnings                                           396,553        380,393        334,218
      Accumulated other comprehensive income                        1,817          1,391            927
      Treasury stock, at cost; 257,961 shares at
         October 2, 2004, 258,636 shares at January 3,
         2004 and 254,843 shares at October 4, 2003                (7,366)        (7,340)        (7,242)
                                                              -----------    -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                                    762,207        737,377        677,668
                                                              -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,504,651    $ 1,467,456    $ 1,392,255
                                                              ===========    ===========    ===========


               SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            LINENS 'N THINGS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)


                                                                     THIRTY-NINE WEEKS ENDED
                                                                    -------------------------
                                                                    OCTOBER 2,     OCTOBER 4,
                                                                          2004           2003
                                                                    (RESTATED)     (RESTATED)
                                                                    ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  16,160      $  26,584
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                     60,023         52,797
     Deferred income taxes                                              3,423         21,590
     Loss on disposal of assets                                         1,357            772
     Federal tax benefit from common stock
       issued under stock incentive plans                               1,297            418
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                       3,090           (130)
       Increase in inventories                                        (92,578)      (127,472)
       Increase in prepaid expenses
         and other current assets                                      (1,397)        (8,203)
       Increase in deferred charges and other
         noncurrent assets                                             (1,539)          (348)
       Increase in accounts payable                                    28,549         79,758
       Decrease in accrued expenses and
         other liabilities                                            (20,462)       (18,061)
                                                                    ---------      ---------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (2,077)        27,705
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (86,916)       (95,520)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans        6,974          2,651
   Increase in short-term borrowings                                      532          1,070
   Decrease in treasury stock                                             (26)           (33)
                                                                    ---------      ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,480          3,688
                                                                    ---------      ---------
   Effect of exchange rate changes on cash and
     cash equivalents                                                    (156)           253
                                                                    ---------      ---------

Net decrease in cash and cash equivalents                             (81,669)       (63,874)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      136,129         86,605
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  54,460      $  22,731
                                                                    =========      =========

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                             $   2,813      $   3,324
  Income taxes                                                      $  11,214      $  11,036


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


2. RESTATEMENT OF FINANCIAL STATEMENTS AND OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS

RESTATEMENT OF FINANCIAL STATEMENTS:

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a clarification regarding lease accounting under generally accepted accounting principles in the United States of America ("GAAP"). As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC. As a result, the Company has restated its Consolidated Financial Statements for each of the fiscal years ended January 3, 2004 ("fiscal 2003") and January 4, 2003 ("fiscal 2002"), and the first three quarters of fiscal 2004 and the four quarters of fiscal 2003, set forth and contained in its fiscal 2004 Form 10-K. In addition, the Company restated its Condensed Consolidated Financial Statements for the first and second quarters of fiscal years 2004 and 2003, set forth and contained in Forms 10-Q/A (Amendment No. 1) filed with the SEC on April 19, 2005 and July 1, 2005 for the first quarter and second quarter, respectively.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


For new stores, the Company generally receives allowances from landlords for the construction of leasehold improvements. Historically, landlord allowances had been classified on the Condensed Consolidated Balance Sheets as a reduction of property and equipment and had been classified as a reduction in capital expenditures on the Condensed Consolidated Statements of Cash Flows. The Company now classifies landlord allowances as deferred rent credit reflected in long-term liabilities on the Condensed Consolidated Balance Sheets and as an operating activity on the Condensed Consolidated Statements of Cash Flows. This adjustment increased both property and equipment and other long-term liabilities on the Condensed Consolidated Balance Sheets by approximately $170.7 million as of October 2, 2004.

As a result of the restatement pertaining to lease accounting, selling, general and administrative expenses ("SG&A") increased approximately $0.5 million and $0.9 million for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively, and approximately $3.0 million and $3.7 million for the thirty-nine weeks ended October 2, 2004 and October 4, 2003, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.01 and $0.02 for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively. Earnings per share on a fully diluted basis decreased by approximately $0.04 and $0.05 for the thirty-nine weeks ending October 2, 2004 and October 4, 2003, respectively. The cumulative impact of the correction of accounting for leases decreased retained earnings, net of tax, by approximately $20.2 million as of January 4, 2003.

OTHER IMMATERIAL ADJUSTMENTS AND RECLASSIFICATIONS:

The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At October 2, 2004, January 3, 2004, and October 4, 2003, the Company owed approximately $67.4 million, $66.2 million, and $100.6 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The maximum amount permitted under the program was $95 million as of October 2, 2004.

Certain prior period balances relating to this trade payables program with GECC have been adjusted and reclassified. Pursuant to the agreement with GECC any favorable economics realized by GECC for transactions under this program are shared with the Company. As a result of these adjustments, the Company now recognizes the gross discount earned as part of the program as a reduction of the cost of inventory in the Condensed Consolidated Balance Sheets and records the related portion of interest expense due GECC as interest expense in the Condensed Consolidated Statements of Operations. Prior to the fourth quarter of fiscal 2004, only the Company's share was reflected as a reduction of cost of sales in the Condensed Consolidated Statements of Operations. As a result of the adjustment and reclassification related to the GECC program, interest expense increased approximately $0.7 million and $0.8 million for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively, and approximately $2.3 million and $2.4 million for the thirty-nine weeks ended October 2, 2004 and October 4, 2003, respectively. Cost of sales decreased approximately $1.1 million and $0.8 million for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively, and approximately $2.1 million and $2.5 million for the thirty-nine weeks ended October 2, 2004 and October 4, 2003, respectively. Earnings per share on a fully diluted basis increased approximately $0.01 and was not impacted for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively. Earnings per share on a fully diluted basis was not impacted for each of the thirty-nine weeks ending October 2, 2004 and October 4, 2003, respectively. The cumulative impact of this adjustment decreased retained earnings, net of tax, by approximately $1.3 million as of January 4, 2003.

Certain prior period balances relating to the Company's deferred compensation plan (the "Plan") have been reclassified. The related deferred compensation obligation, totaling $2.7 million at October 2, 2004, was reclassified to accrued expenses and other current liabilities from deferred income taxes and other long-term liabilities. In addition, the Plan's investment in shares of the Company's common stock totaling $0.7 million at October 2, 2004 was reclassified to treasury stock from other current assets.

A summary of the effects of these changes on the Company's Condensed Consolidated Balance Sheet at October 2, 2004 and October 4, 2003, the Condensed Statements of Operations for the respective thirteen and thirty-nine weeks then ended, and the Condensed Statements of Cash Flows for the thirty-nine weeks then ended is as follows:


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                            Condensed Consolidated Statement of Operations
Thirteen Weeks Ended October 2, 2004                           (In thousands, except per share amounts)
(Restated)                                                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                        Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    ----------------------

Cost of sales                                         $ 386,191              $(1,101)(B)                    $ 385,090

Gross profit                                            268,005                1,101 (B)                      269,106

SG&A expenses                                           240,127                  537 (A)                      240,664

Operating profit                                         27,878                 (537)(A)                       28,442
                                                                               1,101 (B)
                                                                         -----------------------
                                                                                 564
                                                                         -----------------------

Interest expense                                            136                  652 (B)                          788

Interest (income) expense, net                               (2)                 652 (B)                          650

Income before income taxes                               27,880                 (537)(A)                       27,792
                                                                                 449 (B)
                                                                         -----------------------
                                                                                 (88)
                                                                         -----------------------

Provision for income taxes                               10,650                 (205)(A)                       10,617
                                                                                 172 (B)
                                                                         -----------------------
                                                                                 (33)
                                                                         -----------------------

Net income                                               17,230                 (332)(A)                       17,175
                                                                                 277 (B)
                                                                         -----------------------
                                                                                 (55)
                                                                         -----------------------

Net income per share - basic                          $    0.38               $(0.01)(A)                    $    0.38
                                                                                0.01 (B)
                                                                         -----------------------
                                                                                  --
                                                                         -----------------------

Net income per share - fully diluted                  $    0.38               $(0.01)(A)                    $    0.38
                                                                                0.01 (B)
                                                                         -----------------------
                                                                                  --
                                                                         -----------------------


--------------------------------------------------------------------------------------------------------------------------


* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification

                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                            Condensed Consolidated Statement of Operations
Thirteen Weeks Ended October 4, 2003                           (In thousands, except per share amounts)
(Restated)                                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Cost of sales                                             $360,868               $ (804)(B)                   $360,064

Gross profit                                               241,948                  804 (B)                    242,752

SG&A expenses                                              207,764                  902 (A)                    208,666

Operating profit                                            34,184                 (902)(A)                     34,086
                                                                                    804 (B)
                                                                         -----------------------
                                                                                    (98)
                                                                         -----------------------

Interest expense                                               256                  777 (B)                      1,033

Interest expense, net                                          236                  777 (B)                      1,013

Income before income taxes                                  33,948                 (902)(A)                     33,073
                                                                                     27 (B)
                                                                         -----------------------
                                                                                   (875)
                                                                         -----------------------

Provision for income taxes                                  12,968                 (343)(A)                     12,635
                                                                                     10 (B)
                                                                         -----------------------
                                                                                   (333)
                                                                         -----------------------

Net income                                                  20,980                 (559)(A)                     20,438
                                                                                     17 (B)
                                                                         -----------------------
                                                                                   (542)
                                                                         -----------------------

Net income per share - basic                               $  0.47               $(0.01)(A)                    $  0.46
                                                                                    --  (B)
                                                                         -----------------------
                                                                                  (0.01)
                                                                         -----------------------

Net income per share - fully diluted                       $  0.47               $(0.02)(A)                    $  0.45
                                                                                    --  (B)
                                                                         -----------------------
                                                                                  (0.02)
                                                                         -----------------------


--------------------------------------------------------------------------------------------------------------------------


* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification

                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


Thirty-Nine Weeks Ended                                     Condensed Consolidated Statement of Operations
October 2, 2004                                                (In thousands, except per share amounts)
(Restated)                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------

Cost of sales                                           $1,064,787             $(2,070) (B)                 $1,062,717

Gross profit                                               720,958               2,070  (B)                    723,028

SG&A expenses                                              691,406               3,021  (A)                    694,427

Operating profit                                            29,552              (3,021) (A)                     28,601
                                                                                 2,070  (B)
                                                                         -----------------------
                                                                                  (951)
                                                                         -----------------------

Interest expense                                               508               2,252  (B)                      2,760

Interest expense, net                                          202               2,252  (B)                      2,454

Income before income taxes                                  29,350              (3,021) (A)                     26,147
                                                                                  (182) (B)
                                                                         -----------------------
                                                                                (3,203)
                                                                         -----------------------

Provision for income taxes                                  11,211              (1,155) (A)                      9,987
                                                                                   (69) (B)
                                                                         -----------------------
                                                                                (1,224)
                                                                         -----------------------

Net income                                                  18,139              (1,866) (A)                     16,160
                                                                                  (113) (B)
                                                                         -----------------------
                                                                                (1,979)
                                                                         -----------------------

Net income per share - basic                            $     0.40             $ (0.04) (A)                   $   0.36
                                                                                    --  (B)
                                                                         -----------------------
                                                                                 (0.04)
                                                                         -----------------------

Net income per share - fully diluted                    $     0.39             $ (0.04) (A)                   $   0.35
                                                                                    --  (B)
                                                                         -----------------------
                                                                                 (0.04)
                                                                         -----------------------


---------------------------------------------------------------------------------------------------------------------------


* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


Thirty-Nine Weeks Ended                                     Condensed Consolidated Statement of Operations
October 4, 2003                                                (In thousands, except per share amounts)
(Restated)                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Cost of sales                                             $958,472             $(2,522) (B)                   $955,950

Gross profit                                               648,487               2,522  (B)                    651,009

SG&A expenses                                              601,345               3,693  (A)                    605,038

Operating profit                                            47,142              (3,693) (A)                     45,971
                                                                                 2,522  (B)
                                                                         -----------------------
                                                                                (1,171)
                                                                         -----------------------

Interest expense                                               690               2,351  (B)                      3,041

Interest expense, net                                          600               2,351  (B)                      2,951

Income before income taxes                                  46,542              (3,693) (A)                     43,020
                                                                                   171  (B)
                                                                         -----------------------
                                                                                (3,522)
                                                                         -----------------------

Provision for income taxes                                  17,780              (1,409) (A)                     16,436
                                                                                    65  (B)
                                                                         -----------------------
                                                                                (1,344)
                                                                         -----------------------

Net income                                                  28,762              (2,284) (A)                     26,584
                                                                                   106  (B)
                                                                         -----------------------
                                                                                (2,178)
                                                                         -----------------------

Net income per share - basic                              $   0.65              $(0.05) (A)                    $  0.60
                                                                                    --  (B)
                                                                         -----------------------
                                                                                 (0.05)
                                                                         -----------------------

Net income per share - fully diluted                      $   0.64              $(0.05) (A)                    $  0.59
                                                                                    --  (B)
                                                                         -----------------------
                                                                                 (0.05)
                                                                         -----------------------


---------------------------------------------------------------------------------------------------------------------------


* A - lease accounting restatement
  B - GECC inventory discount adjustment and reclassification


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                                 Condensed Consolidated Balance Sheet
October 2, 2004                                                             (In thousands)
(Restated)                                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Inventories                                              $ 795,873              $ (1,704) (B)                $ 794,169

Prepaid expenses and other current assets                   35,331                  (716) (D)                   34,615

Total current assets                                       912,630                (1,704) (B)                  910,210
                                                                                    (716) (D)
                                                                         -----------------------
                                                                                  (2,420)
                                                                         -----------------------

Property & equipment, net                                  397,947                170,659 (C)                  568,606

Deferred charges and other non-current
  assets, net                                               12,318                (4,609) (A)                    7,709


Total assets                                             1,341,021                (4,609) (A)                1,504,651
                                                                                  (1,704) (B)
                                                                                  170,659 (C)
                                                                                    (716) (D)
                                                                         -----------------------
                                                                                  163,630
                                                                         -----------------------

Accrued expenses and other current
  liabilities                                              138,033                  (650) (B)                  140,038
                                                                                    2,655 (D)
                                                                         -----------------------
                                                                                    2,005
                                                                         -----------------------

Total current liabilities                                  424,900                  (650) (B)                  426,905
                                                                                    2,655 (D)
                                                                         -----------------------
                                                                                    2,005
                                                                         -----------------------

Deferred income taxes and other long-term
  liabilities                                              127,606                190,588 (A)&                 315,539
                                                                                          (C)
                                                                                  (2,655) (D)
                                                                         -----------------------
                                                                                  187,933
                                                                         -----------------------


Total liabilities                                          552,506                 19,929 (A)                  742,444
                                                                                    (650) (B)
                                                                                  170,659 (C)
                                                                         -----------------------
                                                                                  189,938
                                                                         -----------------------


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


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                                 Condensed Consolidated Balance Sheet
October 2, 2004                                                             (In thousands)
(Restated)                                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Retained earnings                                         $422,145              $(24,538) (A)                 $396,553
                                                                                  (1,054) (B)
                                                                         -----------------------
                                                                                 (25,592)
                                                                         -----------------------

Treasury stock                                             (6,650)                  (716) (D)                  (7,366)

Total shareholders' equity                                 788,515               (24,538) (A)                  762,207
                                                                                  (1,054) (B)
                                                                                    (716) (D)
                                                                         -----------------------
                                                                                 (26,308)
                                                                         -----------------------

Total liabilities and shareholders' equity               1,341,021                (4,609) (A)                1,504,651
                                                                                  (1,704) (B)
                                                                                  170,659 (C)
                                                                                    (716) (D)
                                                                         -----------------------
                                                                                  163,630
                                                                         -----------------------


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


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                                 Condensed Consolidated Balance Sheet
October 4, 2003                                                             (In thousands)
(Restated)                                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Inventories                                              $ 746,310              $ (1,937) (B)                $ 744,373

Prepaid expenses and other current assets                   33,236                  (729) (D)                   32,507

Total current assets                                       827,002                (1,937) (B)                  824,336
                                                                                    (729) (D)
                                                                         -----------------------
                                                                                  (2,666)
                                                                         -----------------------

Property & equipment, net                                  380,415                163,010 (C)                  543,425

Deferred charges and other non-current
  assets, net                                               10,710                (4,342) (A)                    6,368


Total assets                                             1,236,253                (4,342) (A)                1,392,255
                                                                                  (1,937) (B)
                                                                                  163,010 (C)
                                                                                    (729) (D)
                                                                         -----------------------
                                                                                  156,002
                                                                         -----------------------

Accrued expenses and other current
  liabilities                                              130,053                  (740) (B)                  132,185
                                                                                    2,872 (D)
                                                                         -----------------------
                                                                                    2,132
                                                                         -----------------------

Total current liabilities                                  438,647                  (740) (B)                  440,779
                                                                                    2,872 (D)
                                                                         -----------------------
                                                                                    2,132
                                                                         -----------------------

Deferred income taxes and other long-term
  liabilities                                               95,484                181,196 (A)&                 273,808
                                                                                          (C)
                                                                                  (2,872) (D)
                                                                         -----------------------
                                                                                  178,324
                                                                         -----------------------

Total liabilities                                          534,131                 18,186 (A)                  714,587
                                                                                    (740) (B)
                                                                                  163,010 (C)
                                                                         -----------------------
                                                                                  180,456
                                                                         -----------------------


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


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                                 Condensed Consolidated Balance Sheet
October 4, 2003                                                             (In thousands)
(Restated)                                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Retained earnings                                         $357,943              $(22,528) (A)                 $334,218
                                                                                  (1,197) (B)
                                                                         -----------------------
                                                                                 (23,725)
                                                                         -----------------------

Treasury stock                                             (6,513)                  (729) (D)                  (7,242)

Total shareholders' equity                                 702,122               (22,528) (A)                  677,668
                                                                                  (1,197) (B)
                                                                                    (729) (D)
                                                                         -----------------------
                                                                                 (24,454)
                                                                         -----------------------

Total liabilities and shareholders' equity               1,236,253                (4,342) (A)                1,392,255
                                                                                  (1,937) (B)
                                                                                  163,010 (C)
                                                                                    (729) (D)
                                                                         -----------------------
                                                                                  156,002
                                                                         -----------------------


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


                                          LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


Thirty-Nine Weeks Ended                                     Condensed Consolidated Statement of Cash Flows
October 2, 2004                                                             (In thousands)
(Restated)                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------
Net cash used in operating activities                    $(22,438)                $20,374 (C)                   $(2,077)
                                                                                     (13) (D)
                                                                         -----------------------
                                                                                   20,361
                                                                         -----------------------

Additions to property and equipment                       (66,542)               (20,374) (C)                   (86,916)

Net cash provided by financing activities                    7,467                     13 (D)                      7,480

Cash paid for interest                                         561                  2,252 (B)                      2,813


---------------------------------------------------------------------------------------------------------------------------




Thirty-Nine Weeks Ended                                     Condensed Consolidated Statement of Cash Flows
October 4, 2003                                                             (In thousands)
(Restated)                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                     As Previously
                                                          Reported             Adjustments*                As Restated
                                                  ------------------     -----------------------    -----------------------

Net cash provided by operating activities                  $ 2,203                $25,214 (C)                    $27,705
                                                                                      288 (D)
                                                                         -----------------------
                                                                                   25,502
                                                                         -----------------------

Additions to property and equipment                       (70,306)               (25,214) (C)                   (95,520)

Net cash provided by financing activities                    3,976                  (288) (D)                      3,688

Cash paid for interest                                         973                  2,351 (B)                      3,324


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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


3.      EARNINGS PER SHARE

The calculation of basic and fully diluted earnings per share ("EPS") is as follows:

                                                             PERIODS ENDED OCTOBER 2, 2004
                                                               (IN THOUSANDS, EXCEPT EPS)
                                                                       (RESTATED)
                                   -----------------------------------------------------------------------------------------
                                                 THIRTEEN WEEKS                               THIRTY-NINE WEEKS
                                   -----------------------------------------     -------------------------------------------
                                         Net                                            Net
                                      Income          Shares           EPS           Income         Shares             EPS
                                   -----------    ------------    ----------     ------------    -----------    ------------
BASIC                                $17,175          45,122         $0.38          $16,160         45,036           $0.36

Effect of outstanding
   stock options and
   deferred stock grants                  --             459            --               --            884          (0.01)
                                   -----------    ------------    ----------     ------------    -----------    ------------

FULLY DILUTED                        $17,175          45,581         $0.38          $16,160         45,920           $0.35
                                   ===========    ============    ==========     ============    ===========    ============



                                                             PERIODS ENDED OCTOBER 4, 2003
                                                               (IN THOUSANDS, EXCEPT EPS)
                                                                       (RESTATED)
                                   -----------------------------------------------------------------------------------------
                                                 THIRTEEN WEEKS                               THIRTY-NINE WEEKS
                                   -----------------------------------------     -------------------------------------------
                                         Net                                            Net
                                      Income          Shares           EPS           Income         Shares             EPS
                                   -----------    ------------    ----------     ------------    -----------    ------------
BASIC                                $20,438          44,185         $0.46          $26,584         44,121           $0.60

Effect of outstanding
   stock options and
   deferred stock grants                  --             819        (0.01)               --            558          (0.01)
                                   -----------    ------------    ----------     ------------    -----------    ------------

FULLY DILUTED                        $20,438          45,004         $0.45          $26,584         44,679           $0.59
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

5.      COMPREHENSIVE INCOME:

Comprehensive income for the thirteen and thirty-nine weeks ended October 2, 2004 and October 4, 2003 is as follows (in thousands):

                                                  THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                           ------------------------------------      -----------------------------------
                                               OCTOBER 2,          OCTOBER 4,             OCTOBER 2,         OCTOBER 4,
                                                     2004                2003                   2004               2003
                                               (RESTATED)          (RESTATED)             (RESTATED)         (RESTATED)
                                           -----------------    ---------------      -----------------    ---------------
  Net income                                     $17,175             $20,438               $16,160             $26,584
  Other comprehensive income - foreign
    currency translation adjustment                  728                   8                   426               1,313
                                           -----------------    ---------------      ---------------     ---------------
  COMPREHENSIVE INCOME                           $17,903             $20,446               $16,586             $27,897
                                           =================    ===============      ===============     ===============

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of October 2, 2004 ($ in millions):

                                             REMAINING AT                USAGE                   REMAINING AT
                                               1/03/04                    2004                     10/02/04
                                              (AUDITED)                (UNAUDITED)                (UNAUDITED)
                                       -----------------------    ---------------------     -----------------------
CASH COMPONENTS:
    Lease commitments                           $15.6                     $(6.2)                      $9.4
                                       -----------------------    ---------------------     -----------------------

TOTAL                                           $15.6                     $(6.2)                      $9.4
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

7.      STOCK INCENTIVE PLANS

In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value over specified vesting periods in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $0.1 million and $0.2 million for the thirteen weeks ended October 2, 2004 and October 4, 2003, respectively, and $0.4 million and $0.7 million for the thirty-nine weeks ended October 2, 2004 and October 4, 2003, respectively. The Company has complied with the disclosure requirements of SFAS No. 148. Set forth below are the Company's net income and net income per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 148 for the thirteen and thirty-nine weeks ended October 2, 2004 and October 4, 2003:


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


                                                             THIRTEEN WEEKS ENDING               THIRTY-NINE WEEKS ENDING
                                                        --------------------------------     ---------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       OCTOBER 2,       OCTOBER 4,           OCTOBER 2,       OCTOBER 4,
                                                                  2004             2003                 2004             2003
                                                            (RESTATED)       (RESTATED)           (RESTATED)       (RESTATED)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME:
     As presented                                              $17,175          $20,438              $16,160          $26,584
     Add:  stock-based employee compensation expense
       included in net income as presented, net of
       related tax effects                                          33              144                  231              410
                                                        --------------------------------     ---------------------------------
                                                                17,208           20,582               16,391           26,994
     Deduct:  total stock-based employee compensation
       expense determined under the fair value based
       method for all awards, net of related tax
       effects                                                   1,599            1,884                5,375            5,736
                                                        --------------------------------     ---------------------------------
     Pro forma                                                 $15,609          $18,698              $11,016          $21,258
                                                        ================================     =================================

NET INCOME PER SHARE OF COMMON STOCK:
     BASIC:
       As presented                                             $ 0.38           $ 0.46               $ 0.36           $ 0.60
       Pro forma                                                  0.35             0.42                 0.24             0.48
     FULLY DILUTED:
       As presented                                             $ 0.38           $ 0.45               $ 0.35           $ 0.59
       Pro forma                                                  0.34             0.42                 0.24             0.48

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

9.      ACCOUNTS PAYABLE

Included in accounts payable are amounts for gift card liabilities of $23.8 million, $27.5 million and $20.5 million as of October 2, 2004, January 3, 2004 and October 4, 2003, respectively.

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

As discussed in note 2 to the condensed consolidated financial statements, the accompanying condensed consolidated balance sheets as of October 2, 2004 and October 4, 2003, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 2, 2004 and October 4, 2003, have been restated.



/s/ KPMG LLP

KPMG LLP

New York, New York
November 4, 2004, except as to Note 2, which is as of June 30, 2005

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

Valuation of Inventory: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 53% of total assets at October 2, 2004. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company's best estimate of their realizable value. Factors considered in estimating realizable value include the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

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

Impairment of Assets: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The Company is also required to follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which superceded an earlier pronouncement on the same topic but retained many of its fundamental provisions. It also expanded the scope of discontinued operations to include more disposal transactions and impacted the presentation of future store closings, if any, by the Company. Under SFAS No. 144 the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of October 2, 2004, January 3, 2004 and October 4, 2003, the Company's net value for property and equipment was approximately $568.6 million, $542.2 million and $543.4 million, respectively, and goodwill was approximately $18.1 million on each of these dates.

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

The provisions of EITF 02-16 impacted the Company's results of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004 as follows (the "As Restated" amounts include the impact of EITF 02-16):


                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


                                                            THIRTEEN WEEKS                    THIRTY-NINE WEEKS
                                                   ----------------------------------  --------------------------------
       (IN THOUSANDS, EXCEPT PER SHARE DATA)                  AS          EITF 02-16                        EITF 02-16
                                                              AS          ADJUSTMENT               AS       ADJUSTMENT
                                                        RESTATED              IMPACT         RESTATED           IMPACT
       ----------------------------------------------------------------------------------------------------------------
       Net sales                                        $654,196            $     --       $1,785,745        $      --

       Cost of sales                                     385,090               7,634        1,062,717            4,082
                                                   ----------------------------------  --------------------------------
       Gross profit                                      269,106             (7,634)          723,028          (4,082)

       SG&A                                              240,664            (11,430)          694,427         (22,393)
                                                   ----------------------------------  --------------------------------
       Operating profit                                   28,442               3,796           28,601           18,311

       Interest expense, net                                 650                  --            2,454               --
                                                   ----------------------------------  --------------------------------
       Income before provision for income taxes           27,792               3,796           26,147           18,311

       Provision for income taxes                         10,617               1,450            9,987            6,995
                                                   ----------------------------------  --------------------------------
       Net income                                       $ 17,175            $  2,346       $   16,160        $  11,316
                                                   ==================================  ================================
       Earnings per share
            Basic                                       $   0.38            $   0.05       $     0.36        $    0.25
            Fully diluted                               $   0.38            $   0.05       $     0.35        $    0.25

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

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended October 2, 2004 was $269.1 million, or 41.1% of net sales, compared with $242.8 million, or 40.3% of net sales, for the same period last year. The EITF 02-16 adjustment impact was to increase gross profit by $7.6 million, or 1.1% of net sales, for the thirteen weeks ended October 2, 2004, accounting for most of the increase in gross profit as a percentage of net sales compared to the prior year. The increase in gross profit from the EITF 02-16 impact was offset by primarily higher markdowns, most of which occurred during the September clearance event.

The Company's selling, general and administrative ("SG&A") expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended October 2, 2004 were $240.7 million, or 36.8% of net sales, compared with $208.7 million, or 34.6% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $11.4 million, or 1.7% of net sales, for the thirteen weeks ended October 2, 2004. In addition to the increase in SG&A from the EITF 02-16 impact, SG&A increased as a percentage of net sales primarily due to higher occupancy cost as a percentage of net sales. SG&A for the thirteen weeks ended October 4, 2003 also included advertising credits equaling 1.7% of net sales, which, as a part of the EITF 02-16 implementation, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirteen weeks ended October 2, 2004 was $28.4 million, or 4.3% of net sales, compared with $34.1 million, or 5.7% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $3.8 million, or 0.6% of net sales, for the thirteen weeks ended October 2, 2004.

Net interest expense for the thirteen weeks ended October 2, 2004 was approximately $0.6 million compared to $1.0 million during the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as compared to the same period last year.

The Company's income tax expense was $10.6 million for the thirteen weeks ended October 2, 2004, compared with $12.7 million for the same period last year. The EITF 02-16 adjustment impact was $1.5 million for the thirteen weeks ended October 2, 2004. The Company's effective tax rate was 38.2% for both the thirteen weeks ended October 2, 2004 and October 4, 2003.

As a result of the factors described above, net income for the thirteen weeks ended October 2, 2004 was $17.2 million, or $0.38 per share on a fully diluted basis, compared with $20.4 million, or $0.45 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact to net income was $2.3 million, or $0.05 per share on a fully diluted basis, for the thirteen weeks ended October 2, 2004.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Gross profit for the thirty-nine weeks ended October 2, 2004 was $723.0 million, or 40.5% of net sales, compared with $651.0 million, or 40.5% of net sales, for the same period last year. The EITF 02-16 adjustment impact was to increase gross profit by $4.1 million, or 0.2% of net sales, for the thirty-nine weeks ended October 2, 2004. The increase in gross profit from the EITF 02-16 impact was offset by a gross profit decline as a result of higher freight costs due, in part, to rising fuel prices.

SG&A expenses for the thirty-nine weeks ended October 2, 2004 were $694.4 million, or 38.9% of net sales, compared with $605.0 million, or 37.6% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $22.4 million, or 1.2% of net sales, for the thirty-nine weeks ended October 2, 2004. The increase in SG&A as a percentage of net sales is primarily attributable to the impact of the EITF 02-16 adjustment. SG&A for the thirty-nine weeks ended October 4, 2003 also included advertising credits equaling 1.3% of net sales, which, as a part of the EITF 02-16 implementation, are no longer classified as an offset to SG&A in fiscal 2004.

Operating profit for the thirty-nine weeks ended October 2, 2004 was $28.6 million, or 1.6% of net sales, compared with $46.0 million, or 2.9% of net sales, for the same period last year. The EITF 02-16 adjustment impact was $18.3 million, or 1.0% of net sales, for the thirty-nine weeks ended October 2, 2004.

The Company incurred net interest expense of $2.4 million for the thirty-nine weeks ended October 2, 2004, compared with $3.0 million for the same period last year. The decrease in net interest expense is mainly due to lower average borrowings as compared to the same period last year.

The Company's income tax expense for the thirty-nine weeks ended October 2, 2004 was $10.0 million compared with $16.4 million for the same period last year. The EITF 02-16 adjustment impact was $7.0 million for the thirty-nine weeks ended October 2, 2004. The Company's effective tax rate was 38.2% for both the thirty-nine weeks ended October 2, 2004 and October 4, 2003.

As a result of the factors described above, net income for the thirty-nine weeks ended October 2, 2004 was $16.2 million, or $0.35 per share on a fully diluted basis, compared with $26.6 million, or $0.59 per share on a fully diluted basis for the same period last year. The EITF 02-16 adjustment impact to net income was $11.3 million, or $0.25 per share on a fully diluted basis, for the thirty-nine weeks ended October 2, 2004.

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

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At October 2, 2004, January 3, 2004, and October 4, 2003, the Company owed approximately $67.4 million, $66.2 million, and $100.6 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The maximum amount permitted under the program was $95 million as of October 2, 2004.

Net cash used in operating activities for the thirty-nine weeks ended October 2, 2004 was $2.1 million compared with $27.7 million provided by operating activities for the same period last year. The increase in cash used between periods is primarily due to the timing of vendor payments.

Net cash used in investing activities for the thirty-nine weeks ended October 2, 2004 was $86.9 million, compared with $95.5 million for the same period last year. The Company currently estimates capital expenditures will be approximately $114 million in fiscal 2004, primarily for an estimated 53 new stores for the year, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the thirty-nine weeks ended October 2, 2004 was $7.5 million compared with $3.7 million for the same period last year. The increase is due to greater proceeds from common stock issued under stock incentive plans.

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

INTEREST RATE RISK

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of October 2, 2004, the Company had no borrowings under the Credit Agreement and approximately $0.6 million in borrowings under the additional lines of credit at an interest rate of 4.75% (see Note 4 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

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

In connection with the restatement referred to above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (October 2, 2004). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as a result of the aforementioned material weakness related to lease accounting, the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Report (October 2, 2004), in ensuring that material information relating to Linens 'n Things, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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




                                        LINENS 'N THINGS, INC.



DATED:     July 1, 2005                 BY:       /s/ Norman Axelrod
                                                 -----------------------
                                        NAME:    Norman Axelrod
                                        TITLE:   Chairman and Chief
                                                 Executive Officer


DATED:     July 1, 2005                 BY:      /s/ William T. Giles
                                                 -----------------------
                                        NAME:    William T. Giles
                                        TITLE:   Executive Vice President and
                                                 Chief Financial Officer