Form 10-Q
period 2005-07-02
LINENS N THINGS INC
filed 2005-08-11
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED JULY 2, 2005
                     ---------------------------------------

                         COMMISSION FILE NUMBER 1-12381
                         ------------------------------

                             LINENS 'N THINGS, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)


               Delaware                                   22-3463939
  ----------------------------------         ----------------------------------
   (State or other jurisdiction of                      (IRS employer
    incorporation or organization)                   identification no.)


                 6 Brighton Road, Clifton, New Jersey       07015
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip code)

        Registrant's telephone number, including area code (973) 778-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Number of shares outstanding as of August 1, 2005: 45,290,079


                                            INDEX

                                                                                        PAGE NO.

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Operations for the
              Thirteen and Twenty-Six Weeks Ended July 2, 2005 and July 3, 2004             3

              Condensed Consolidated Balance Sheets as of July 2, 2005,
              January 1, 2005 and July 3, 2004                                              4

              Condensed Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks Ended July 2, 2005 and July 3, 2004                          5

              Notes to Condensed Consolidated Financial Statements                    6 -  10

              Report of Independent Registered Public Accounting Firm                      11

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          12 -  16

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   17

    ITEM 4.   CONTROLS AND PROCEDURES                                                      18

PART II.      OTHER INFORMATION

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          19

    ITEM 6.   EXHIBITS                                                                     19

              SIGNATURES                                                                   20



                                              2


                                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                                         THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                                 -----------------------------------    -----------------------------------
                                                        JULY 2,             JULY 3,            JULY 2,             JULY 3,
                                                           2005                2004               2005                2004
                                                 ---------------    ----------------    ---------------     ---------------
NET SALES                                         $     573,317      $      578,749      $   1,144,263       $   1,131,549

Cost of sales, including buying and
distribution costs                                      336,374             346,073            670,927             677,627
                                                 ---------------    ----------------    ---------------     ---------------

GROSS PROFIT                                            236,943             232,676            473,336             453,922

Selling, general and administrative expenses            245,702             231,475            487,856             453,763
                                                 ---------------    ----------------    ---------------     ---------------

OPERATING (LOSS) INCOME                                  (8,759)              1,201            (14,520)                159

   Interest income                                         (129)                (30)              (624)               (168)
   Interest expense                                         867               1,075              2,085               1,972
                                                 ---------------    ----------------    ---------------     ---------------
Interest expense, net                                       738               1,045              1,461               1,804
                                                 ---------------    ----------------    ---------------     ---------------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
FOR INCOME TAXES                                         (9,497)                156            (15,981)             (1,645)

(Benefit) provision for income taxes                     (3,565)                 59             (5,975)               (630)
                                                 ---------------    ----------------    ---------------     ---------------

NET (LOSS) INCOME                                 $      (5,932)     $           97      $     (10,006)      $      (1,015)
                                                 ===============    ================    ===============     ==============

BASIC LOSS PER SHARE                              $       (0.13)     $           --      $       (0.22)      $       (0.02)
                                                 ===============    ================    ===============     ==============

FULLY DILUTED LOSS PER SHARE                      $       (0.13)     $           --      $       (0.22)      $       (0.02)
                                                 ===============    ================    ===============     ==============


                           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             3

                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      JULY 2, 2005      JANUARY 1, 2005       JULY 3, 2004
                                                                       (UNAUDITED)            (AUDITED)        (UNAUDITED)
                                                                  -----------------   ------------------   ----------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $       22,193      $       204,009      $      18,990
      Accounts receivable                                                  34,250               25,766             27,490
      Inventories                                                         799,077              715,184            763,514
      Prepaid expenses and other current assets                            41,287               38,335             33,146
      Current deferred taxes                                                1,620                  685                404
                                                                  -----------------   ------------------   ----------------
    TOTAL CURRENT ASSETS                                                  898,427              983,979            843,544

    Property and equipment, net of accumulated depreciation of
      $424,928, $382,813 and $341,597 at July 2, 2005, January
      1, 2005 and July 3, 2004, respectively                              584,346              578,816            559,676
    Goodwill, net                                                          18,126               18,126             18,126
    Deferred charges and other noncurrent assets, net                      13,012               10,963              7,916
                                                                  -----------------   ------------------   ----------------

TOTAL ASSETS                                                       $    1,513,911      $     1,591,884      $   1,429,262
                                                                  =================   ==================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $      244,842      $       245,635      $     238,142
      Accrued expenses and other current liabilities                      137,506              212,644            122,905
      Current deferred taxes                                                   --                6,014             11,282
      Short-term borrowings                                                    --                   --              6,045
                                                                  -----------------   ------------------   ----------------
    TOTAL CURRENT LIABILITIES                                             382,348              464,293            378,374

    Deferred income taxes and other long-term liabilities                 330,974              318,238            306,685
                                                                  -----------------   ------------------   ----------------

    TOTAL LIABILITIES                                                     713,322              782,531            685,059
                                                                  -----------------   ------------------   ----------------

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                               --                   --                 --
      Common stock, $0.01 par value; 135,000,000
         shares authorized; 45,540,958 shares issued and
         45,283,393 shares outstanding at July 2, 2005;
         45,460,467 shares issued and 45,200,896 shares
         outstanding at January 1, 2005; and 45,371,540 shares
         issued and 45,118,658 shares outstanding at July 3,
         2004                                                                 455                  455                454
      Additional paid-in capital                                          374,538              372,627            370,520
      Retained earnings                                                   430,908              440,914            379,378
      Accumulated other comprehensive income                                2,047                2,619              1,089
      Treasury stock, at cost; 257,565 shares at
      July 2, 2005; 259,571 shares at January 1, 2005; and
         252,882 shares at July 3, 2004                                    (7,359)              (7,262)            (7,238)
                                                                  -----------------   ------------------   ----------------
    TOTAL SHAREHOLDERS' EQUITY                                            800,589              809,353            744,203
                                                                  -----------------   ------------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    1,513,911      $     1,591,884      $   1,429,262
                                                                  =================   ==================   ================


                           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             4


                                    LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                TWENTY-SIX WEEKS ENDED
                                                                        -------------------------------------
                                                                                 JULY 2,             JULY 3,
                                                                                    2005                2004
                                                                        -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $      (10,006)      $      (1,015)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                               43,675              38,989
     Deferred income taxes                                                       (3,105)              4,392
     Loss on disposal of assets                                                     339                 776
     Federal tax benefit from common stock issued
       under stock incentive plans                                                  144               1,279
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                (8,533)              2,029
       Increase in inventories                                                  (85,260)            (63,925)
       (Increase) decrease in prepaid expenses and
         other current assets                                                    (2,433)                272
       Increase in deferred charges and
         other noncurrent assets                                                 (2,152)             (1,662)
       Decrease in accounts payable                                                (345)            (11,667)
       Decrease in accrued expenses and other liabilities                       (64,817)            (41,880)
                                                                        -----------------    ----------------
   NET CASH USED IN OPERATING ACTIVITIES                                       (132,493)            (72,412)
                                                                        -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          (50,454)            (57,437)
                                                                        -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans                  1,769               6,762
   Increase in short-term borrowings                                                 --               6,011
   (Increase) decrease in treasury stock                                            (97)                102
                                                                        -----------------    ----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,672              12,875
                                                                        -----------------    ----------------
   Effect of exchange rate changes on cash and cash
     equivalents                                                                   (541)               (165)

   Net decrease in cash and cash equivalents                                   (181,816)           (117,139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                204,009             136,129
                                                                        -----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       22,193       $      18,990
                                                                        =================    ================

CASH PAID DURING THE YEAR FOR:
   Interest (net of amounts capitalized)                                 $        2,000       $       2,035
   Income taxes                                                          $       30,476       $      10,726


                    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      5

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Linens 'n Things, Inc. and its subsidiaries (collectively, the "Company") as of July 2, 2005 and July 3, 2004 and the results of operations for the respective thirteen and twenty-six weeks then ended and cash flows for the twenty-six weeks then ended. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

On July 1, 2005, the Company filed Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004, initially filed with the SEC on August 6, 2004. Form 10-Q/A was filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements for the thirteen week and twenty-six week periods ended July 3, 2004 and July 5, 2003 related to its correction for the accounting for leases and other immaterial adjustments and reclassifications - see the Explanatory Statement and Note 2 in Form 10-Q/A. All prior period disclosures included herein give effect to the correction and other immaterial adjustments and reclassifications.


2.      EARNINGS (LOSS) PER SHARE

The calculation of basic and fully diluted earnings (loss) per share ("EPS") is as follows:

                                                      PERIODS ENDED JULY 2, 2005
                                                      (IN THOUSANDS, EXCEPT EPS)
                              ---------------------------------------------------------------------------
                                        THIRTEEN WEEKS                         TWENTY-SIX WEEKS
                              -----------------------------------     -----------------------------------
                                  Net                                   Net
                                 Loss       Shares        EPS           Loss        Shares        EPS
                              ---------   ----------   ----------     ---------   ----------   ----------
BASIC                         $ (5,932)      45,265     $  (0.13)     $(10,006)      45,242     $  (0.22)

Effect of outstanding
   stock options and
   deferred stock grants            --          320           --            --          405           --
                              ---------   ----------   ----------     ---------   ----------   ----------

FULLY DILUTED                 $ (5,932)      45,585     $  (0.13)     $(10,006)      45,647     $  (0.22)
                              =========   ==========   ==========     =========   ==========   ==========


                                                       PERIODS ENDED JULY 3, 2004
                                                       (IN THOUSANDS, EXCEPT EPS)
                              ---------------------------------------------------------------------------
                                         THIRTEEN WEEKS                         TWENTY-SIX WEEKS
                              -----------------------------------     -----------------------------------
                                  Net                                   Net
                                Income      Shares        EPS           Loss        Shares        EPS
                              ---------   ----------   ----------     ---------   ----------   ----------
BASIC                         $     97       45,089     $     --      $ (1,015)      44,993     $  (0.02)

Effect of outstanding
   stock options and
   deferred stock grants            --          982           --            --        1,096           --
                              ---------   ----------   ----------     ---------   ----------   ----------

FULLY DILUTED                 $     97       46,071     $     --      $ (1,015)      46,089     $  (0.02)
                              =========   ==========   ==========     =========   ==========   ==========

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


Options for which the exercise price was greater than the average market price of common shares for the periods ended July 2, 2005 and July 3, 2004 were not included in the computation of fully diluted earnings per share. These consisted of options totaling approximately 3,533,000 shares and 606,000 shares for the thirteen weeks and approximately 2,994,000 shares and 312,000 shares for the twenty-six weeks then ended.

3.      SHORT-TERM BORROWING ARRANGEMENTS

In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire November 23, 2009. The Credit Agreement allows for up to $50 million of additional unsecured indebtedness under lines of credit outside of the Credit Agreement. As of July 2, 2005, the additional lines of credit included a committed facility of approximately $4.0 million that expires on July 31, 2005. To replace this expiring line of credit, as well as other lines of credit totaling $24 million, which expired during June 2005, the Company entered into a new unsecured credit facility in the amount of $32 million on July 29, 2005. This credit line facility expires July 29, 2008. The Credit Agreement replaced the $150 million senior revolving credit facility amended June 2002, which allowed for up to $40 million in borrowings from additional lines of credit outside the agreement (the "2002 Credit Agreement").

Under the Credit Agreement, interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 2, 2005, the Company was in compliance with its covenants under the Credit Agreement. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $50 million plus, on a cumulative basis, an amount equal to 25% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending April 3, 2004. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. As of July 2, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. At various times during the twenty-six weeks ended July 2, 2005 and July 3, 2004, the Company borrowed against its Credit Agreement and the 2002 Credit Agreement, respectively, for working capital needs. The Company also had $84.8 million of letters of credit outstanding as of July 2, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004 is as follows (in thousands):

                                                  THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                           ---------------------------------   ---------------------------------
                                                  JULY 2,           JULY 3,           JULY 2,           JULY 3,
                                                     2005              2004              2005              2004
                                           ---------------   ---------------   ---------------   ---------------
  Net (loss) income                         $      (5,932)    $          97     $     (10,006)    $      (1,015)
  Other comprehensive loss - foreign
    currency translation adjustment                  (389)              (89)             (572)             (302)
                                           ---------------   ---------------   ---------------   ---------------
  COMPREHENSIVE (LOSS) INCOME               $      (6,321)    $           8     $     (10,578)    $      (1,317)
                                           ===============   ===============   ===============   ===============

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


5.      2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. This reserve is included in accrued expenses and other current liabilities. The reserve considers estimated sublease income. Because all of the stores were leased, the Company is not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed during fiscal 2005.

The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of July 2, 2005 ($ in millions):

                                 REMAINING AT          USAGE          REMAINING AT
                               JANUARY 1, 2005          2005          JULY 2, 2005
                                  (AUDITED)         (UNAUDITED)       (UNAUDITED)
                              -----------------   ---------------   ----------------
CASH COMPONENTS:
    Lease commitments                $9.0              $(2.8)             $6.2
                              -----------------   ---------------   ----------------

TOTAL                                $9.0              $(2.8)             $6.2
                              =================   ===============   ================

The 2005 usage primarily consists of payments for lease commitments. The 2005 activity also includes the reversal of estimated lease commitment costs of approximately $3.9 million which were not needed, offset by an increase to lease commitment costs of approximately $3.5 million due to changes in estimates based on current negotiations. The restructuring reserve balance is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

6.      STOCK INCENTIVE PLANS

In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value at the date of grant over specified vesting periods in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $0.3 million and $0.2 million for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and $0.5 million and $0.3 million for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. The Company has complied with the disclosure requirements of SFAS No. 148. Set forth below are the Company's net income (loss) and net loss per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 148 for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004:

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                                                                THIRTEEN WEEKS ENDING           TWENTY-SIX WEEKS ENDING
                                                           -----------------------------    ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           JULY 2,        JULY 3,            JULY 2,          JULY 3,
                                                                   2005           2004              2005              2004
----------------------------------------------------------------------------------------    ------------------------------
NET (LOSS) INCOME:
     As reported                                             $   (5,932)   $        97        $   (10,006)    $    (1,015)
     Add: stock-based employee compensation expense
       included in net (loss) income as reported, net of
       related tax effects                                          160            101                306             198
                                                           -----------------------------    ------------------------------
                                                                 (5,772)           198             (9,700)           (817)
     Deduct: total stock-based employee compensation
       expense determined under the fair value based
       method of accounting for all awards, net of
       related tax effects                                        1,637          1,926              3,248           3,776
                                                           -----------------------------    ------------------------------
     Pro forma                                               $   (7,409)    $   (1,728)        $  (12,948)    $    (4,593)
                                                           =============================    ==============================

NET LOSS PER SHARE OF COMMON STOCK:
     BASIC:
       As reported                                           $    (0.13)    $       --         $    (0.22)    $     (0.02)
       Pro forma                                                  (0.16)         (0.04)             (0.29)          (0.10)
     FULLY DILUTED:
       As reported                                           $    (0.13)    $       --         $    (0.22)    $     (0.02)
       Pro forma                                                  (0.16)         (0.04)             (0.29)          (0.10)

---------------------------------------------------------------------------------------------------------------------------

7.      GUARANTEES

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of July 2, 2005, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.8 million.

8.      ACCOUNTS PAYABLE

The Company maintains a trade payables program with General Electric Capital Corporation ("GECC") under which GECC pays participating Company suppliers the amount due from the Company in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, the Company pays GECC the full amount. Pursuant to the agreement, any favorable economics realized by GECC for transactions under this program are shared with the Company. The Company recognizes the total vendor discount realized by GECC as a reduction of the cost of inventory in the Condensed Consolidated Balance Sheets and records the share of the vendor discount due GECC as interest expense in the Condensed Consolidated Statements of Operations. At July 2, 2005, January 1, 2005 and July 3, 2004, the Company owed approximately $44.1 million, $65.0 million and $76.4 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The maximum amount permitted under the program was $95 million as of July 2, 2005.

In addition, included in accounts payable are amounts for gift card liabilities of $26.9 million, $30.5 million and $25.1 million as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively.

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

10.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (Revised 2004)"). SFAS No. 123 (Revised
2004) requires the Company to recognize the grant-date fair value of stock option grants as compensation expense in the Condensed Consolidated Statements of Operations but expresses no preference for a type of valuation method to use in determining the fair value of options. Under SFAS No. 123 (Revised 2004), the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005 (the Company's fiscal year 2005 third quarter). On April 14, 2005, the SEC adopted a new rule that allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of its next fiscal year, instead of the next interim reporting period, that begins after June 15, 2005. Accordingly, the Company will implement SFAS No. 123 (Revised 2004) as of the beginning of its first fiscal quarter of 2006. Currently, the Company discloses the effect on net income and earnings per share related to the expensing of options as a note to its Condensed Consolidated Financial Statements (see Note 6). The Company is currently evaluating the effect of this change in accounting treatment.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of July 2, 2005 and July 3, 2004, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 2, 2005 and July 3, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

New York, New York
August 9, 2005

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

GENERAL

Linens 'n Things, Inc. (the "Company") is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of July 2, 2005, the Company operated 516 stores in 45 states and in five provinces across Canada.

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

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 53% of total assets at July 2, 2005. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company's best estimate of their realizable value. Factors considered in estimating realizable value include the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements as of July 2, 2005, January 1, 2005 and July 3, 2004, the Company's sales returns reserve was approximately $5.6 million, $7.4 million and $5.8 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. As of July 2, 2005, January 1, 2005 and July 3, 2004, the Company's net value for property and equipment was approximately $584.3 million, $578.8 million and $559.7 million, respectively, and goodwill was approximately $18.1 million on each of these dates.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T

STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of July 2, 2005, January 1, 2005 and July 3, 2004, the Company had $6.2 million, $9.0 million and $12.6 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed, and one other store which is expected to be closed during fiscal 2005. The Company continues to negotiate and/or explore lease buyouts or sublease agreements for these stores. The activity in the twenty-six week period ended July 2, 2005 includes the reversal of estimated lease commitment costs of approximately $3.9 million which were not needed, offset by an increase to lease commitment costs of approximately $3.5 million due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain levels for each type of insurance program. However, the Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The accrued obligation for these self-insurance programs was approximately $11.5 million as of July 2, 2005, $14.5 million as of January 1, 2005 and $13.1 million as of July 3, 2004.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 2005 COMPARED WITH THIRTEEN WEEKS ENDED JULY 3,
2004

Net sales for the thirteen weeks ended July 2, 2005 decreased approximately 0.9% to $573.3 million, down from $578.7 million for the same period last year. The Company believes that sales decreased primarily due to a decline in guest traffic. Guest traffic was negatively impacted by lean inventories in certain categories, resulting from the unusually large number of product transitions during the first half of the year. At July 2, 2005, the Company operated 516 stores, including 29 stores in Canada, as compared with 473 stores, including 22 stores in Canada, at July 3, 2004. Store square footage increased approximately 7.6% to 17.3 million at July 2, 2005 compared with 16.1 million at July 3, 2004. During the thirteen weeks ended July 2, 2005, the Company opened 17 stores as compared with opening 12 stores during the same period last year.

Comparable net sales decreased 6.8% for the thirteen weeks ended July 2, 2005 compared to an increase of 0.2% for the same period last year. Softness in comparable net sales for the quarter can be primarily attributable to a decline in guest traffic.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended July 2, 2005 was $236.9 million, or 41.3% of net sales, compared with $232.7 million, or 40.2% of net sales, for the same period last year. During the second quarter of fiscal 2005, gross profit was impacted by improved merchandise acquisition costs largely offset by an increase in markdowns associated with the acceleration of the Company's transition to newer assortments. In addition, the implementation of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" had a greater impact on gross profit in the prior period.

The Company's selling, general and administrative expenses ("SG&A") consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for the thirteen weeks ended July 2, 2005 were $245.7 million, or 42.8% of net sales, compared with $231.5 million, or 40.0% of net sales, for the same period last year. The increase in SG&A is primarily due to an increase in occupancy costs as a result of new store additions since July 3, 2004. In addition, because of the decline in net sales compared to the prior year, fixed costs such as occupancy and corporate office expenses as a percentage of net sales are greater.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T

Operating loss for the thirteen weeks ended July 2, 2005 was approximately $8.8 million or (1.5%) of net sales, compared with operating income of $1.2 million, or 0.2% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended July 2, 2005 decreased to approximately $0.7 million from $1.0 million during the same period last year primarily due to lower average borrowings.

The Company's income tax benefit was approximately $3.6 million for the thirteen weeks ended July 2, 2005, compared with income tax expense of $0.1 million for the same period last year. Due to a decrease in effective foreign tax rates, a change in the mix of earnings within jurisdictions and a reduction in nondeductible expenses, the Company's effective tax rate for the thirteen weeks ended July 2, 2005 declined to 37.5% compared to 38.2% for the same period last year.

As a result of the factors described above, net loss for the thirteen weeks ended July 2, 2005 was approximately $5.9 million or $(0.13) per share on a fully diluted basis, compared with net income of $0.1 million, or flat earnings per share on a fully diluted basis for the same period last year.

TWENTY-SIX WEEKS ENDED JULY 2, 2005 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 3, 2004

Net sales increased 1.1% to $1,144.3 million for the twenty-six weeks ended July 2, 2005, up from $1,131.5 million for the same period last year, primarily as a result of sales attributable to new stores opened since July 3, 2004 offset by weakness in guest traffic. During the twenty-six weeks ended July 2, 2005, the Company opened 25 stores and closed one store compared with opening 33 stores and closing no stores during the same period last year.

Comparable net sales for the twenty-six weeks ended July 2, 2005 decreased approximately 6.1% as compared with an increase of 2.3% for the same period last year. The decrease in comparable net sales for the twenty-six weeks ended July 2, 2005 is primarily due to a decline in guest traffic resulting from the unusually high amount of product transitions that the Company has been implementing.

Gross profit for the twenty-six weeks ended July 2, 2005 was $473.3 million, or 41.4% of net sales, compared with $453.9 million, or 40.1% of net sales, for the same period last year. During the twenty-six weeks ended July 2, 2005, gross profit was impacted by improved merchandise acquisition costs largely offset by an increase in markdowns associated with the acceleration of the Company's transition to newer assortments. In addition, the implementation of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" had a greater impact on gross profit in the prior period.

SG&A expenses for the twenty-six weeks ended July 2, 2005 were $487.8 million, or 42.7% of net sales, compared with $453.7 million, or 40.1% of net sales, for the same period last year. The increase in SG&A is primarily due to higher store selling expenses and occupancy costs as a result of new store additions since July 3, 2004, and higher promotional expense. In addition, due to the Company's sales performance, particularly in the second quarter, fixed costs such as occupancy and corporate office expenses as a percentage of net sales are greater.

Operating loss for the twenty-six weeks ended July 2, 2005 was $14.5 million, or (1.3%) of net sales, compared with operating profit of $0.2 million, or zero percent of net sales, for the same period last year.

The Company incurred net interest expense of $1.5 million for the twenty-six weeks ended July 2, 2005, compared with $1.8 million for the same period last year. The decrease in net interest expense is mainly due to higher interest income from short-term investments.

The Company's income tax benefit was approximately $6.0 million for the twenty-six weeks ended July 2, 2005, compared with an income tax benefit of $0.6 million for the same period last year. Due to a decrease in effective foreign tax rates, a change in the mix of earnings within jurisdictions and a reduction in nondeductible expenses, the Company's effective tax rate for the twenty-six weeks ended July 2, 2005 declined to 37.4% compared to 38.2% for the same period last year.

As a result of the factors described above, net loss for the twenty-six weeks ended July 2, 2005 was $10.0 million, or $(0.22) per share on a fully diluted basis, compared with a net loss of $1.0 million, or $(0.02) per share on a fully diluted basis for the same period last year.

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

In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders to expire November 23, 2009. The Credit Agreement allows for up to $50 million of additional unsecured indebtedness under lines of credit outside of the Credit Agreement. As of July 2, 2005, the additional lines of credit included a committed facility of approximately $4.0 million that expires on July 31, 2005. To replace this expiring line of credit, as well as other lines of credit totaling $24 million, which expired during June 2005, the Company entered into a new unsecured credit facility in the amount of $32 million on July 29, 2005. This credit line facility expires July 29, 2008. As of July 2, 2005, the Company was in compliance with its covenants under the Credit Agreement. As of July 2, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit. In accordance with the seasonal nature of the Company's business, the Company may from time to time borrow under its Credit Agreement and additional lines of credit, including during the third quarter. These borrowings are not currently expected to peak in excess of approximately $70 million for the third quarter, and are intended to be used for working capital and similar general corporate needs. The Company also had $84.8 million of letters of credit outstanding as of July 2, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements.

The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At July 2, 2005, January 1, 2005 and July 3, 2004, the Company owed approximately $44.1 million, $65.0 million and $76.4 million, respectively, to GECC under this program, which was included in accounts payable. Either party may terminate the program for any reason upon 30 days prior written notice. The Company does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of merchandise to the Company, nor would it have a material adverse effect on the Company's financial position, results of operations or cash flows. The maximum amount permitted under the program was $95 million as of July 2, 2005.

Net cash used in operating activities for the twenty-six weeks ended July 2, 2005 was $132.5 million compared with net cash of $72.4 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to an increase in inventories due to new store additions, an increase in income tax payments, the timing of receivable collections for guest-related credit card and debit card transactions and for landlord allowances and the increase in the Company's net loss compared to last year.

Net cash used in investing activities for the twenty-six weeks ended July 2, 2005 was $50.5 million, compared with $57.4 million for the same period last year. The decrease in cash used between periods is primarily due to the timing of new store openings. The Company currently estimates capital expenditures will be approximately $125 million in fiscal 2005, primarily to open approximately 50 new stores, maintenance of existing stores, and system enhancements.

Net cash provided by financing activities for the twenty-six weeks ended July 2, 2005 was $1.7 million compared with $12.9 million for the same period last year. The decrease is due to lower proceeds from common stock issued under stock incentive plans. Additionally, the Company had no borrowings as of July 2, 2005 compared to $6.0 million as of July 3, 2004.

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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis as well as other portions of this Quarterly Report on Form 10-Q, contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitute forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including the levels of sales, store traffic, the results and success of our back-to-school and holiday selling seasons, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, our ability to anticipate and control our operating and selling expenses, the success of our new business concepts, seasonal concepts, new brands and new merchandise initiatives, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, the impact on consumer spending as a result of the slower consumer economy, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements and our ability to successfully implement our strategic initiatives.

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

INTEREST RATE RISK

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of July 2, 2005, the Company had no borrowings under the Credit Agreement and no borrowings under the additional lines of credit (see
Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

FOREIGN CURRENCY RISK

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

The Company operated 29 stores in Canada as of July 2, 2005. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held May 5, 2005, the shareholders of the Company voted on the following item:

                  To elect two directors for a three-year term

The nominees for directors were elected based upon the following votes:

                                                              VOTES
           NOMINEE                       VOTES FOR           WITHHELD
           ----------------------    ----------------    ---------------

           Norman Axelrod                40,734,963           732,981

           Morton E. Handel              40,604,490           863,454


ITEM 6. EXHIBITS

        EXHIBIT
        NUMBER      DESCRIPTION

        10.1 Linens 'n Things, Inc. Supplemental Executive Retirement Plan as amended and restated effective as of January 1, 2005. Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2005.
        10.2 Linens 'n Things, Inc. Defined Contribution Supplemental Executive Retirement Plan effective as of July 1, 2004. Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2005.
        10.3 Letter Agreement dated May 5, 2005 to the Employment Agreement dated as of October 11, 2000 as amended through November 29, 2004. Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2005.
        15          Acknowledgment of Independent Registered Public Accounting
                    Firm.
        31.1 Certification of Norman Axelrod, Chairman and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
        31.2 Certification of William T. Giles, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
        32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, by Norman Axelrod, Chairman and Chief Executive Officer of the Company, and William T. Giles, Executive Vice President and Chief Financial Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LINENS 'N THINGS, INC.

DATED: August 10, 2005                      BY:      /s/ Norman Axelrod
                                                     -----------------
                                            NAME:    Norman Axelrod
                                            TITLE:   Chairman and Chief
                                                     Executive Officer


DATED: August 10, 2005                      BY:      /s/ William T. Giles
                                                     --------------------
                                            NAME:    William T. Giles
                                            TITLE:   Executive Vice President
                                                     and Chief Financial Officer