Form 10-Q
period 2005-10-01
LINENS N THINGS INC
filed 2005-11-10
CIK 1023052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended October 1, 2005
                   ------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

Number of shares outstanding as of November 3, 2005: 45,376,616


                                              INDEX


                                                                                       PAGE NO.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations for the
           Thirteen and Thirty-Nine Weeks Ended October 1, 2005 and
           October 2, 2004 (Unaudited)                                                        3

           Condensed Consolidated Balance Sheets as of October 1, 2005,
           January 1, 2005 and October 2, 2004 (Unaudited)                                    4

           Condensed Consolidated Statements of Cash Flows for the
           Thirty-Nine Weeks Ended October 1, 2005 and October 2, 2004
           (Unaudited)                                                                        5

           Notes to Condensed Consolidated Financial Statements (Unaudited)             6 -  10

           Report of Independent Registered Public Accounting Firm                           11

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               12 -  17

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        18

ITEM 4.    CONTROLS AND PROCEDURES                                                           19

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS                                                                          20

           SIGNATURES                                                                        21

                                               2

                                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                                         THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                 -----------------------------------    -----------------------------------
                                                     OCTOBER 1,           OCTOBER 2,        OCTOBER 1,          OCTOBER 2,
                                                           2005                2004               2005                2004
                                                 ---------------    ----------------    ---------------     ---------------
NET SALES                                         $     629,268      $      654,196      $   1,773,531       $   1,785,745

Cost of sales, including buying and
distribution costs                                      370,953             385,090          1,041,880           1,062,717
                                                 ---------------    ----------------    ---------------     ---------------

GROSS PROFIT                                            258,315             269,106            731,651             723,028

Selling, general and administrative expenses            255,508             240,664            743,364             694,427
                                                 ---------------    ----------------    ---------------     ---------------

OPERATING INCOME (LOSS)                                   2,807              28,442            (11,713)             28,601

   Interest income                                          (54)               (138)              (678)               (306)
   Interest expense                                       1,216                 788              3,301               2,760
                                                 ---------------    ----------------    ---------------     ---------------
Interest expense, net                                     1,162                 650              2,623               2,454
                                                 ---------------    ----------------    ---------------     ---------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                                          1,645              27,792            (14,336)             26,147

Provision (benefit) for income taxes                        621              10,617             (5,354)              9,987
                                                 ---------------    ----------------    ---------------     ---------------

NET INCOME (LOSS)                                 $       1,024      $       17,175      $      (8,982)      $      16,160
                                                 ===============    ================    ===============     ===============

BASIC INCOME (LOSS) PER SHARE                     $        0.02      $         0.38      $       (0.20)      $        0.36
                                                 ===============    ================    ===============     ===============

FULLY DILUTED INCOME (LOSS) PER SHARE             $        0.02      $         0.38      $       (0.20)      $        0.35
                                                 ===============    ================    ===============     ===============


                           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             3

                                           LINENS 'N THINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         OCTOBER 1,           JANUARY 1,        OCTOBER 2,
                                                                               2005                2005               2004
                                                                        (UNAUDITED)            (AUDITED)       (UNAUDITED)
                                                                  -----------------   ------------------   ----------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $        37,608     $        204,009     $       54,460
      Accounts receivable                                                   50,369               25,766             26,494
      Inventories                                                          863,100              715,184            794,169
      Prepaid expenses and other current assets                             44,613               38,335             34,615
      Current deferred taxes                                                   834                  685                472
                                                                  -----------------   ------------------   ----------------
    TOTAL CURRENT ASSETS                                                   996,524              983,979            910,210

    Property and equipment, net of accumulated depreciation of
      $446,362, $382,813 and $361,689 at October 1, 2005,
      January 1, 2005 and October 2, 2004, respectively                    598,235              578,816            568,606
    Goodwill, net                                                           18,126               18,126             18,126
    Deferred charges and other noncurrent assets, net                       13,151               10,963              7,709
                                                                  -----------------   ------------------   ----------------

TOTAL ASSETS                                                       $     1,626,036     $      1,591,884     $    1,504,651
                                                                  =================   ==================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $       279,411     $        245,635     $      279,169
      Accrued expenses and other current liabilities                       167,625              212,644            140,038
      Current deferred taxes                                                 3,917                6,014              7,138
      Short-term borrowings                                                 30,000                   --                560
                                                                  -----------------   ------------------   ----------------
    TOTAL CURRENT LIABILITIES                                              480,953              464,293            426,905

    Deferred income taxes and other long-term liabilities                  340,631              318,238            315,539
                                                                  -----------------   ------------------   ----------------

    TOTAL LIABILITIES                                                      821,584              782,531            742,444
                                                                  -----------------   ------------------   ----------------

    Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding                                --                   --                 --
      Common stock, $0.01 par value; 135,000,000
         shares authorized; 45,628,964 shares issued and
         45,369,460 shares outstanding at October 1, 2005;
         45,460,467 shares issued and 45,200,896 shares
         outstanding at January 1, 2005; and 45,403,722 shares
         issued and 45,145,761 shares outstanding at October 2,
         2004                                                                  456                  455                454
      Additional paid-in capital                                           376,156              372,627            370,749
      Retained earnings                                                    431,932              440,914            396,553
      Accumulated other comprehensive income                                 3,300                2,619              1,817
      Treasury stock, at cost; 259,504 shares at
      October 1, 2005; 259,571 shares at January 1, 2005;
         and 257,961 shares at October 2, 2004                              (7,392)              (7,262)            (7,366)
                                                                  -----------------   ------------------   ----------------
    TOTAL SHAREHOLDERS' EQUITY                                             804,452              809,353            762,207
                                                                  -----------------   ------------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     1,626,036     $      1,591,884     $    1,504,651
                                                                  =================   ==================   ================


                           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             4

                                   LINENS 'N THINGS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                               THIRTY-NINE WEEKS ENDED
                                                                        ------------------------------------
                                                                             OCTOBER 1,          OCTOBER 2,
                                                                                   2005                2004
                                                                        ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $      (8,982)     $       16,160
   Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
     Depreciation and amortization                                              66,216              60,023
     Deferred income taxes                                                         782               3,423
     Loss on disposal of assets                                                    625               1,357
     Loss on fixed asset impairment writedown                                    1,452                  --
     Federal tax benefit from common stock issued
       under stock incentive plans                                                 447               1,297
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                              (24,476)              3,090
       Increase in inventories                                                (145,922)            (92,578)
       Increase in prepaid expenses and
         other current assets                                                   (7,220)             (1,397)
       Increase in deferred charges and
         other noncurrent assets                                                (2,327)             (1,539)
       Increase in accounts payable                                             32,815              28,549
       Decrease in accrued expenses and other liabilities                      (27,305)            (20,462)
                                                                        ----------------   -----------------
   NET CASH USED IN OPERATING ACTIVITIES                                      (113,895)             (2,077)
                                                                        ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                         (85,978)            (86,916)
                                                                        ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued under stock incentive plans                 3,081               6,974
   Increase in borrowings                                                       30,000                 532
   Increase in treasury stock                                                     (130)                (26)
                                                                        ----------------   -----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                    32,951               7,480
                                                                        ----------------   -----------------
   Effect of exchange rate changes on cash and cash
     equivalents                                                                   521                (156)

   Net decrease in cash and cash equivalents                                  (166,401)            (81,669)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               204,009             136,129
                                                                        ----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      37,608      $       54,460
                                                                        ================   ================

CASH PAID DURING THE YEAR FOR:
  Interest (net of amounts capitalized)                                  $       3,249      $        2,813
  Income taxes                                                           $      32,062      $       11,214


                    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      5

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Linens 'n Things, Inc. and its subsidiaries (collectively, the "Company") as of October 1, 2005 and October 2, 2004 and the results of operations for the respective thirteen and thirty-nine weeks then ended and cash flows for the thirty-nine weeks then ended. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly or interim basis may not be indicative of operating results for the full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the fiscal year ended January 1, 2005 (collectively, the "Audited Statements") included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions have been eliminated.

On July 1, 2005, the Company filed Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004, initially filed with the SEC on November 12, 2004. Form 10-Q/A was filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements for the thirteen week and thirty-nine week periods ended October 2, 2004 and October 4, 2003 related to its correction for the accounting for leases and other immaterial adjustments and reclassifications - see the Explanatory Statement and Note 2 in Form 10-Q/A. All prior period disclosures included herein give effect to the correction and other immaterial adjustments and reclassifications.

2.      EARNINGS (LOSS) PER SHARE

The calculation of basic and fully diluted earnings (loss) per share ("EPS") is as follows:

                                                     PERIODS ENDED OCTOBER 1, 2005
                                                       (IN THOUSANDS, EXCEPT EPS)
                              ---------------------------------------------------------------------------
                                        THIRTEEN WEEKS                         THIRTY-NINE WEEKS
                              -----------------------------------     -----------------------------------
                                  Net                                   Net
                                Income      Shares        EPS           Loss        Shares        EPS
                              ---------   ----------   ----------     ---------   ----------   ----------
BASIC                         $  1,024       45,309     $   0.02      $ (8,982)      45,264     $  (0.20)

Effect of outstanding
 stock options and
 deferred stock grants              --          401           --            --          404           --
                              ---------   ----------   ----------     ---------   ----------   ----------

FULLY DILUTED                 $  1,024       45,710     $   0.02      $ (8,982)      45,668     $  (0.20)
                              =========   ==========   ==========     =========   ==========   ==========


                                                     PERIODS ENDED OCTOBER 2, 2004
                                                       (IN THOUSANDS, EXCEPT EPS)
                              ---------------------------------------------------------------------------
                                        THIRTEEN WEEKS                         THIRTY-NINE WEEKS
                              -----------------------------------     -----------------------------------
                                  Net                                   Net
                                Income      Shares        EPS          Income       Shares        EPS
                              ---------   ----------   ----------     ---------   ----------   ----------
BASIC                         $ 17,175       45,122     $   0.38      $ 16,160       45,036     $   0.36

Effect of outstanding
 stock options and
 deferred stock grants              --          459           --            --          884        (0.01)
                              ---------   ----------   ----------     ---------   ----------   ----------

FULLY DILUTED                 $ 17,175       45,581     $   0.38      $ 16,160       45,920     $   0.35
                              =========   ==========   ==========     =========   ==========   ==========

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


Options for which the exercise price was greater than the average market price of common shares for the periods presented were not included in the computation of fully diluted earnings (loss) per share. These consisted of options totaling approximately 2,476,000 shares and 2,640,000 shares for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively and approximately 2,821,000 shares and 1,088,000 shares for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively.

3.      SHORT-TERM BORROWING ARRANGEMENTS

In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders which expires November 23, 2009. The Credit Agreement allows for up to $50 million of additional unsecured indebtedness under lines of credit outside of the Credit Agreement ("Additional Indebtedness"). Additional Indebtedness includes a new unsecured credit facility in the amount of $34 million which the Company entered into in July 2005 covering its Canadian operations. This credit facility expires July 29, 2008. The Credit Agreement replaced the $150 million senior revolving credit facility amended June 2002, which allowed for up to $40 million in borrowings from additional lines of credit outside the agreement (the "2002 Credit Agreement").

Under the Credit Agreement, interest on all borrowings is determined based upon several alternative rates, including a fixed margin above LIBOR. The Credit Agreement contains certain financial covenants, including those relating to the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of October 1, 2005, the Company was in compliance with its covenants under the Credit Agreement. Under the Credit Agreement, the amount of dividends that the Company may pay may not exceed the sum of $50 million plus, on a cumulative basis, an amount equal to 25% of the consolidated net income for each fiscal quarter, commencing with the fiscal quarter ending April 3, 2004. The Company has never paid cash dividends and does not currently anticipate paying cash dividends in the future. As of October 1, 2005, the Company had $30 million in borrowings under the Credit Agreement at an average interest rate of 4.65% and no borrowings under the Additional Indebtedness. Such borrowings have been classified as short-term as the Company has the ability and intent to pay these borrowings from existing current assets as of October 1, 2005. At various times during the thirty-nine weeks ended October 1, 2005 and October 2, 2004, the Company borrowed against its Credit Agreement and the 2002 Credit Agreement, respectively, for working capital needs. The Company also had $132.5 million of letters of credit outstanding as of October 1, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements.

4.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004 is as follows (in thousands):

                                                  THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                           ---------------------------------   ---------------------------------
                                               OCTOBER 1,        OCTOBER 2,        OCTOBER 1,        OCTOBER 2,
                                                     2005              2004              2005              2004
                                           ---------------   ---------------   ---------------   ---------------
  Net income (loss)                         $       1,024     $      17,175     $      (8,982)    $      16,160
  Other comprehensive income -
    foreign currency translation
    adjustment                                      1,253               728               681               426
                                           ---------------   ---------------   ---------------   ---------------
  COMPREHENSIVE INCOME (LOSS)               $       2,277     $      17,903     $      (8,301)    $      16,586
                                           ===============   ===============   ===============   ===============

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


5.      2001 RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Company's profit objectives. In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. The reserve considers estimated sublease income. Because all of the stores were leased, the Company is not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.

The following table displays a roll forward of the activity and significant components of the 2001 restructuring and asset impairment charge and the reserves remaining as of October 1, 2005 ($ in millions):

                                REMAINING AT           USAGE            REMAINING AT
                              JANUARY 1, 2005          2005            OCTOBER 1, 2005
                                 (AUDITED)          (UNAUDITED)          (UNAUDITED)
                             -----------------   -----------------   -----------------
CASH COMPONENTS:
  Lease commitments                 $9.0               $(3.9)               $5.1
                             -----------------   -----------------   -----------------

TOTAL                               $9.0               $(3.9)               $5.1
                             =================   =================   =================

The restructuring reserve balance is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. The 2005 usage primarily consists of payments for lease commitments. The 2005 activity also includes the reversal of estimated lease commitment costs of approximately $3.8 million which were not needed, offset by an increase to lease commitment costs of approximately $3.4 million due to changes in estimates based on current negotiations.

6.      STOCK INCENTIVE PLANS

In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company does not recognize compensation expense for stock option grants and amortizes restricted stock unit grants at fair market value at the date of grant over specified vesting periods in the accompanying Condensed Consolidated Financial Statements. The compensation cost that has been charged against income for restricted stock unit grants was $0.3 million and $0.1 million for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and $0.8 million and $0.4 million for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively. The Company has complied with the disclosure requirements of SFAS No. 148. Set forth below are the Company's net income (loss) and net earnings (loss) per share presented "as reported" and as if compensation cost had been recognized in accordance with the provisions of SFAS No. 148 for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004:

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                                                                THIRTEEN WEEKS ENDING        THIRTY-NINE WEEKS ENDING
                                                           -----------------------------  ------------------------------
                                                             OCTOBER 1,     OCTOBER 2,      OCTOBER 1,        OCTOBER 2,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2005           2004            2005              2004
----------------------------------------------------------------------------------------  ------------------------------
NET INCOME (LOSS):
     As reported                                             $    1,024    $    17,175      $    (8,982)    $    16,160
     Add: stock-based employee compensation expense
       included in net income (loss) as reported, net
       of related tax effects                                       206             33              512             231
                                                           -----------------------------  ------------------------------
                                                                  1,230         17,208           (8,470)         16,391
     Deduct: total stock-based employee compensation
       expense determined under the fair value based
       method of accounting for all awards, net of
       related tax effects                                        1,999          1,599            5,247           5,375
                                                           -----------------------------  ------------------------------
     Pro forma                                               $     (769)   $    15,609      $   (13,717)    $    11,016
                                                           =============================  ==============================

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     BASIC:
       As reported                                           $     0.02    $      0.38      $     (0.20)    $      0.36
       Pro forma                                                  (0.02)          0.35            (0.30)           0.24
     FULLY DILUTED:
       As reported                                           $     0.02    $      0.38      $     (0.20)    $      0.35
       Pro forma                                                  (0.02)          0.34            (0.30)           0.24

------------------------------------------------------------------------------------------------------------------------

7.      GUARANTEES

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of October 1, 2005, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.7 million.

8.      ACCOUNTS PAYABLE

The Company maintains a trade payables program with General Electric Capital Corporation ("GECC") under which GECC pays participating Company suppliers the amount due from the Company in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, the Company pays GECC the full amount. Pursuant to the agreement, any favorable economics realized by GECC for transactions under this program are shared with the Company. The Company recognizes the total vendor discount realized by GECC as a reduction of the cost of inventory in the Condensed Consolidated Balance Sheets and records the share of the vendor discount due GECC as interest expense in the Condensed Consolidated Statements of Operations. At October 1, 2005, January 1, 2005 and October 2, 2004, the Company owed approximately $28.3 million, $65.0 million and $67.4 million, respectively, to GECC under this program, which was included in accounts payable.

GECC and the Company have determined to terminate the trade payables program effective January 13, 2006. In connection with this termination, the maximum amount under the program was reduced to $45 million as of September 30, 2005. This amount will be further reduced to $15 million in December, 2005. All amounts outstanding under the program are required to be remitted by the Company by December 30, 2005. The Company, at its discretion, may continue to offer early payment options to suppliers in exchange for discounted payments.

In addition, included in accounts payable are amounts for gift card liabilities of $26.4 million, $30.5 million and $23.8 million as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively.

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

10.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (Revised 2004)"). SFAS No. 123 (Revised
2004) requires the Company to recognize the grant-date fair value of stock option grants as compensation expense in the Condensed Consolidated Statements of Operations but expresses no preference for a type of valuation method to use in determining the fair value of options. Under SFAS No. 123 (Revised 2004), the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005 (the Company's fiscal year 2005 third quarter). On April 14, 2005, the SEC adopted a new rule that allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of its next fiscal year, instead of the next interim reporting period that begins after June 15, 2005. Accordingly, the Company will implement SFAS No. 123 (Revised 2004) as of the beginning of its first fiscal quarter of 2006. Currently, the Company discloses the effect on net income and earnings per share related to the expensing of options as a note to its Condensed Consolidated Financial Statements (see Note 6). The Company is currently evaluating the effect of this change in accounting treatment.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement does not have a material effect on the Company's financial position or results of operations.

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

11.     SUBSEQUENT EVENT

On November 8, 2005, the Company announced that it entered into a definitive agreement (the "Merger Agreement") to be acquired by a company newly formed and controlled by Apollo Management, L.P., on behalf of itself and its managed funds, together with certain investors NRDC Real Estate Advisors I, LLC and Silver Point Capital Fund Investments LLC. Under the terms of the agreement, Linens `n Things' stockholders are to receive $28.00 per share in cash. All outstanding options to purchase shares of common stock, restricted shares and deferred shares of common stock of the Company will be canceled and converted into the right to receive $28.00 per restricted share, deferred share or share of common stock underlying such option less, in the case of options, the exercise price thereof, without interest. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Apollo a termination fee equal to $27 million and expenses up to $5 million. The debt financing for the transaction is subject to various conditions, including the Company achieving EBITDA of not less than $140 million for the full 2005 fiscal year and comparable net sales of not less than negative 6% for the 2005 fourth quarter, as well as other customary conditions for a leveraged acquisition financing. The debt financing commitments define EBITDA as net earnings before interest, taxes, depreciation and amortization, with other specified adjustments.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement and the debt financing commitment letters, which are each filed as exhibits to the Company's Form 8-K filed on November 9, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Linens 'n Things, Inc.:

We have reviewed the condensed consolidated balance sheets of Linens 'n Things, Inc. and Subsidiaries as of October 1, 2005 and October 2, 2004, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 1, 2005 and October 2, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

New York, New York
November 10, 2005

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

GENERAL

Linens 'n Things, Inc. (the "Company") is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of October 1, 2005, the Company operated 527 stores in 45 states and in five provinces across Canada.

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

VALUATION OF INVENTORY: Merchandise inventory is a significant portion of the Company's balance sheet, representing approximately 53% of total assets at October 1, 2005. Inventories are valued using the lower of cost or market value, determined by the retail inventory method ("RIM"). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company's best estimate of their realizable value. Factors considered in estimating realizable value include the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

SALES RETURNS: The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company's estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its financial statements as of October 1, 2005, January 1, 2005 and October 2, 2004, the Company's sales returns reserve was approximately $5.3 million, $7.4 million and $6.0 million, respectively.

IMPAIRMENT OF ASSETS: With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates long-lived assets other than goodwill for indicators of impairment. During the third quarter of 2005, the Company determined that the carrying value of certain assets exceeded their related estimated future undiscounted cash flows. As a result, the Company reduced the carrying value of these fixed assets by approximately $1.5 million with the related impairment loss recognized in selling, general and administrative expenses ("SG&A") on the Company's Condensed Consolidated Statement of Operations for the 13-week and 39-week periods ended October 1, 2005. As of October 1, 2005, January 1, 2005 and October 2, 2004, the Company's net value for property and equipment was approximately $598.2 million, $578.8 million and $568.6 million, respectively, and goodwill was approximately $18.1 million on each of these dates.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


STORE CLOSURE COSTS: In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores. As of October 1, 2005, January 1, 2005 and October 2, 2004, the Company had $5.1 million, $9.0 million and $9.4 million, respectively, remaining related to this reserve. The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed. The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores. For the remaining three stores for which an acceptable buyout or sublease agreement has not yet been negotiated and entered into, the Company is considering other alternatives, including reopening one or more of the stores. The activity in the thirty-nine week period ended October 1, 2005 includes the reversal of estimated lease commitment costs of approximately $3.8 million which were not needed, offset by an increase to lease commitment costs of approximately $3.4 million due to changes in estimates based on current negotiations. Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

SELF-INSURANCE: The Company purchases third party insurance for worker's compensation, medical, auto and general liability costs that exceed certain limits for each type of insurance program. The Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The accrued obligation for these self-insurance programs was approximately $12.3 million as of October 1, 2005, $14.5 million as of January 1, 2005 and $14.8 million as of October 2, 2004.

LITIGATION: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2005 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 2, 2004

Net sales for the thirteen weeks ended October 1, 2005 decreased approximately 3.8% to $629.3 million, down from $654.2 million for the same period last year. The Company experienced a decline in guest traffic throughout the third quarter as the initiatives it had undertaken to emphasize fashion and better price points in its merchandise assortment resulted in a weaker value perception to its guests. At October 1, 2005, the Company operated 527 stores, including 29 stores in Canada, as compared with 479 stores, including 22 stores in Canada, at October 2, 2004. Store square footage increased approximately 8.4% to 17.6 million at October 1, 2005 compared with 16.3 million at October 2, 2004. During the thirteen weeks ended October 1, 2005, the Company opened 14 stores and closed three stores as compared with opening 8 stores and closing two stores during the same period last year.

Comparable net sales decreased 10.2% for the thirteen weeks ended October 1, 2005 compared to a decline of 0.5% for the same period last year. The decrease in comparable net sales for the quarter is primarily attributable to a significant decline in guest traffic due to the narrow appeal of the Company's Back to School assortments and lower than expected sales related to the Company's marketing events.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company's distribution centers and freight expense related to transporting merchandise. Gross profit for the thirteen weeks ended October 1, 2005 was $258.3 million, or 41.1% of net sales, compared with $269.1 million, or 41.1% of net sales, for the same period last year. During the third quarter, increases in gross margin from improved markup through lower merchandise acquisition costs were largely offset by an increase in markdowns associated with the acceleration of the Company's transitions to newer assortments and clearance activities. In addition, the impact of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" in the same period last year was to decrease gross profit by approximately 0.6%.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


The Company's selling, general and administrative expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A for the thirteen weeks ended October 1, 2005 was $255.5 million, or 40.6% of net sales, compared with $240.7 million, or 36.8% of net sales, for the same period last year. The increase in SG&A as a percent of net sales is primarily due to the impact of the Company's sales performance during the quarter. Fixed costs, such as occupancy, increased as a percentage of net sales as a result of the overall decline in the Company's net sales. In response to its sales performance the Company reduced certain variable expenses, but maintained overall marketing spend in order to support sales, keeping SG&A costs on a per square foot basis generally consistent with the prior period.

Operating income for the thirteen weeks ended October 1, 2005 was approximately $2.8 million or 0.5% of net sales, compared with $28.4 million, or 4.3% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended October 1, 2005 increased to approximately $1.2 million from $0.6 million during the same period last year primarily due to lower average investment balances, higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates.

The Company's income tax expense was approximately $0.6 million for the thirteen weeks ended October 1, 2005, compared with $10.6 million for the same period last year. Due to a decrease in effective foreign tax rates and a change in the mix of earnings within jurisdictions, the Company's effective tax rate for the thirteen weeks ended October 1, 2005 declined to 37.7% compared to 38.2% for the same period last year.

As a result of the factors described above, net income for the thirteen weeks ended October 1, 2005 was approximately $1.0 million or $0.02 per share on a fully diluted basis, compared with $17.2 million, or $0.38 per share on a fully diluted basis for the same period last year.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004

Net sales decreased 0.7% to $1,773.5 million for the thirty-nine weeks ended October 1, 2005, down from $1,785.7 million for the same period last year, primarily as a result of weakness in guest traffic. During the thirty-nine weeks ended October 1, 2005, the Company opened 39 stores and closed four stores compared with opening 41 stores and closing two stores during the same period last year.

Comparable net sales for the thirty-nine weeks ended October 1, 2005 decreased approximately 7.7% as compared with an increase of 1.3% for the same period last year. The decrease in comparable net sales for the thirty-nine weeks ended October 1, 2005 is primarily due to a decline in guest traffic resulting from the underestimated impact of internal merchandise transition processes undertaken by the Company on guest traffic and lower than expected sales related to the Company's marketing events.

Gross profit for the thirty-nine weeks ended October 1, 2005 was $731.7 million, or 41.3% of net sales, compared with $723.0 million, or 40.5% of net sales, for the same period last year. During the thirty-nine weeks ended October 1, 2005, gross profit was impacted by improved markup through lower merchandise acquisition costs largely offset by an increase in markdowns associated with the acceleration of the Company's transition to newer assortments. In addition, the impact of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" in the same period last year was to decrease gross profit by approximately 1.0%.

SG&A for the thirty-nine weeks ended October 1, 2005 was $743.4 million, or 42.0% of net sales, compared with $694.4 million, or 38.9% of net sales, for the same period last year. The increase in SG&A as a percent of net sales is primarily due to the impact of the Company's sales performance during the period. Fixed costs, such as occupancy, increased as a percentage of net sales as a result of the overall decline in the Company's net sales. While the Company responded with reductions in certain variable expenses, such as store payroll and corporate overhead, the Company maintained marketing spend to support net sales.

Operating loss for the thirty-nine weeks ended October 1, 2005 was $11.7 million, or (0.7%) of net sales, compared with operating profit of $28.6 million, or 1.6% of net sales, for the same period last year.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


The Company incurred net interest expense of $2.6 million for the thirty-nine weeks ended October 1, 2005, compared with $2.4 million for the same period last year. An increase in interest expense, due to higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates, was partially offset by an increase in interest income from short-term investments due to higher average interest rates.

The Company's income tax benefit was approximately $5.3 million for the thirty-nine weeks ended October 1, 2005, compared with income tax expense of $10.0 million for the same period last year. Due to a decrease in effective foreign tax rates and a change in the mix of earnings within jurisdictions, the Company's effective tax rate for the thirty-nine weeks ended October 1, 2005 declined to 37.3% compared to 38.2% for the same period last year.

As a result of the factors described above, net loss for the thirty-nine weeks ended October 1, 2005 was $9.0 million, or $(0.20) per share on a fully diluted basis, compared with net income of $16.2 million, or $0.35 per share on a fully diluted basis for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily for new store expenditures, new store inventory purchases and working capital. These requirements have been funded through a combination of internally generated cash flows from operations, credit extended by suppliers and short-term borrowings.

In November 2004, the Company entered into a $250 million senior revolving credit facility agreement (the "Credit Agreement") with third party institutional lenders which expires November 23, 2009. The Credit Agreement allows for up to $50 million of additional unsecured indebtedness under lines of credit outside of the Credit Agreement ("Additional Indebtedness"). Additional Indebtedness includes a new unsecured credit facility in the amount of $34 million which the Company entered into in July 2005 covering its Canadian operations. This credit facility expires July 29, 2008. As of October 1, 2005, the Company was in compliance with its covenants under the Credit Agreement. As of October 1, 2005, the Company had $30 million in borrowings under the Credit Agreement at an average interest rate of 4.65% and no borrowings under the Additional Indebtedness. In accordance with the seasonal nature of the Company's business, the Company may from time to time borrow under its Credit Agreement and additional lines of credit, including during the fourth quarter. These borrowings are not currently expected to peak in excess of approximately $175 million for the fourth quarter, and are intended to be used for working capital and similar general corporate needs. The Company also had $132.5 million of letters of credit outstanding as of October 1, 2005, which included standby letters of credit issued primarily under the Credit Agreement and import letters of credit used for merchandise purchases. The Company is not obligated under any formal or informal compensating balance requirements. See Note 3 to the Condensed Consolidated Financial Statements.

The Company maintains a trade payables arrangement with General Electric Capital Corporation ("GECC") under which GECC purchases the Company's payables at a discount directly from the Company's suppliers prior to the payables due date, thereby permitting a supplier to receive payment prior to the due date of the payable, with the Company sharing in part of the GECC discount. At October 1, 2005, January 1, 2005 and October 2, 2004, the Company owed approximately $28.3 million, $65.0 million and $67.4 million, respectively, to GECC under this program, which was included in accounts payable. GECC and the Company have determined to terminate the trade payables arrangement effective January 13, 2006. In connection with this termination, the maximum amount under the program was reduced to $45 million as of September 30, 2005. This amount will be further reduced to $15 million in December, 2005. All amounts outstanding under the program are required to be remitted by the Company by December 30, 2005. The Company, at its discretion, may continue to offer early payment options to suppliers in exchange for discounted payments. The Company does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of merchandise to the Company, nor would it have a material adverse effect on the Company's financial position, results of operations or cash flows.

Net cash used in operating activities for the thirty-nine weeks ended October 1, 2005 was $113.9 million compared with $2.1 million used in operating activities for the same period last year. The increase in cash used between periods is primarily due to an increase in inventories due to new store openings, an increase in income tax payments, the timing of receivable collections for guest-related credit card and debit card transactions and for landlord allowances, and the decrease in the Company's net sales and net profitability compared to last year.

                     LINENS 'N THINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T


Net cash used in investing activities for the thirty-nine weeks ended October 1, 2005 was $86.0 million, compared with $86.9 million for the same period last year. The Company currently estimates capital expenditures will be approximately $125 million in fiscal 2005, primarily to open approximately 55 new stores, to maintain existing stores, and for system enhancements.

Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2005 was $33.0 million compared with $7.5 million for the same period last year. The increase is primarily due to higher borrowings in order to fund working capital needs.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year. As the Company's business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under its credit facilities from those currently existing and/or other debt or equity funding. Management currently believes that the Company's cash flows from operations, credit extended by suppliers, its access to credit facilities and its uncommitted lines of credit will be sufficient to fund its currently expected capital expenditures, working capital and business expansion requirements.

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

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis as well as other portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as "expect," "believe," "may," "intend," "plan," "target," "outlook," "comfortable with" and similar terms or variations of such terms. All of our information and statements regarding our outlook for the future including future revenues, comparable sales performance, earnings and other future financial condition, impact, results and performance, constitutes forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including the levels of sales, store traffic, the results and success of our holiday selling seasons, acceptance of product offerings and fashions and our ability to anticipate and successfully respond to changing consumer tastes and preferences, the impact on consumer discretionary spending as a result of substantially higher gasoline and home heating costs, higher interest rates, inflation fears and other negative economic factors, a highly promotional retail environment, our ability to anticipate and control our operating and selling expenses, the success of our new business concepts, seasonal concepts and new brands, the performance of our new stores, substantial competitive pressures from other home furnishings retailers, the success of the Canadian expansion, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact of the bankruptcies and consolidations in our industry, unusual weather patterns, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements and our ability to successfully implement our strategic initiatives.

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

INTEREST RATE RISK

The Company's financial instruments include cash and cash equivalents and short-term borrowings. The Company's obligations are short-term in nature and generally have less than a 30-day commitment. The Company is exposed to interest rate risks primarily through borrowings under the Credit Agreement and its uncommitted credit facilities. Interest on all borrowings is based upon several alternative rates as stipulated in the Credit Agreement, including a fixed margin above LIBOR. As of October 1, 2005, the Company had $30 million in borrowings under the Credit Agreement at an average interest rate of 4.65% and no borrowings under the Additional Indebtedness (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates in the associated debt's variable rate would not materially affect the Company's results from operations or cash flows. The Company does not use derivative financial instruments in its investment portfolio.

FOREIGN CURRENCY RISK

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks. The Company operated 29 stores in Canada as of October 1, 2005. The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company's results from operations or cash flow. As of October 1, 2005 and for the 39-week period then ended the Company did not hedge against foreign currency risks.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS


   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------

    10.1 Form of Linens 'n Things, Inc. New Hire Authorization Stock Option Agreement (performance)(1).

    10.2 Form of Linens 'n Things, Inc. New Hire Authorization Restricted Stock Units Agreement(1).

    10.3 Form of Linens 'n Things, Inc. New Hire Authorization Stock Option Agreement(1).

    10.4 Credit Agreement, effective as of July 29, 2005, among Linens 'n Things, Inc., as Guarantor, Linens 'n Things Canada, National City Bank, Canada Branch, as lender and Administrative Agent, and each other lender from time to time party thereto(2).

    10.5        Guarantee, dated July 29, 2005, by Linens 'n Things, Inc. (2).

    10.6 Employment Agreement, dated August 9, 2005, between Linens 'n Things, Inc. and Jane Gilmartin(3).

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

--------------------------------------------------------------------------------

        (1) Incorporated by reference to Current Report on Form 8-K filed July 26, 2005.

        (2) Incorporated by reference to Current Report on Form 8-K filed August 4, 2005.

        (3) Incorporated by reference to Current Report on Form 8-K filed August 12, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LINENS 'N THINGS, INC.

DATED:  November 10, 2005                    BY:    /s/ Norman Axelrod
                                                    ------------------
                                             NAME:  Norman Axelrod
                                             TITLE: Chairman and Chief
                                                    Executive Officer


DATED:  November 10, 2005                    BY:    /s/ William T. Giles
                                                    --------------------
                                             NAME:  William T. Giles
                                             TITLE: Executive Vice President and
                                                    Chief Financial Officer